Form 10-K
period 1996-04-30
RICH COAST RESOURCES LTD
filed 1996-08-13
CIK 814186

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C., 20549

                                   FORM 10-K

(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

                   For the fiscal year ended APRIL 30, 1996

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

          For the transition Period from _____________ to _____________ . Commission File Number: 0-15859


                           RICH COAST RESOURCES LTD.
- -----------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

    PROVINCE OF BRITISH COLUMBIA (CANADA)                NOT APPLICABLE
- -----------------------------------------------------------------------------
      (State or other jurisdiction of                   (I.R.S. Employer
       incorporation or organization)                  Identification No.)

          206 - 475 HOWE STREET, VANCOUVER, BRITISH COLUMBIA, V6C 2B3
- -----------------------------------------------------------------------------
                    (Address of principal executive offices)

Registrant's telephone number, including area code:  (604) 685-7959

          Securities registered pursuant to Section 12(g) of the Act:

                         COMMON STOCK WITHOUT PAR VALUE
- -----------------------------------------------------------------------------
                                (Title of Class)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part II of this Form 10-K or any amendment to this Form 10-K. [ ]

At July 29, 1996, there were 14,420,843 shares of the Registrant's no par value Common Stock ("Common Stock"), the only outstanding class of voting securities, outstanding. Based on the closing price of the Common Stock as reported by Nasdaq on July 29, 1996, the aggregate market value of Common Stock held by non-affiliates of the Registrant was approximately U.S.$7,938,247. (See Financial Statements - Note 13).

- -----------------------------------------------------------------------------
- -----------------------------------------------------------------------------

                             CURRENCY TRANSLATIONS

Unless otherwise indicated, all references herein are to Canadian dollars. The following table sets forth the exchange rates for one U.S. dollar expressed in terms of one Canadian dollar for the past five calendar years.

Year        Average              Low - High            Year End
- ----        -------              ----------            --------
1991        1.1459             1.1193 - 1.1665          1.1555
1992        1.2083             1.1401 - 1.2938          1.2709
1993        1.2890             1.2400 - 1.3484          1.3217
1994        1.3659             1.3085 - 1.4090          1.4018
1995        1.3771             1.3275 - 1.4267          1.3640

The noon rate of exchange on July 29, 1996, reported by the Bank of Canada, Vancouver, British Columbia, Canada for the conversion of Canadian dollars into United States dollars was Cdn. $1.3722 (U.S. $1.00 = Cdn. $1.3722).

                                     PART I

ITEM 1    BUSINESS

1.1  CORPORATE BACKGROUND

RICH COAST RESOURCES LTD. (the "Company" and/or "Rich Coast") is a diversified public corporation which historically has had equity interests in mining and natural resource properties and recently has changed its focus of operations to the environmental industry. The Company is incorporated under the laws of the Province of British Columbia. Rich Coast's head office is located at 206-475 Howe Street, Vancouver, British Columbia, V6C 2B3 with an office at 10200 Ford Road, Dearborn, Michigan, 48126. The registered and records office is located 206-475 Howe Street, Vancouver, British Columbia, V6C 2B3. Rich Coast's shares are listed on NASDAQ. Rich Coast voluntarily delisted its shares from the Vancouver Stock Exchange on July 31, 1995.

As used in this Annual Report, except as otherwise required by the context, reference to "Rich Coast", the "Company" or the "Registrant" means Rich Coast Resources Ltd., its subsidiaries and predecessor companies.

The Company has scheduled an Extraordinary General Meeting of Shareholders for September 16, 1996 to pass a Special Resolution authorizing the Company to continue under the General Corporation Law of the State of Delaware (the "Delaware GCL") as a Delaware corporation under the name Rich Coast Inc. If the Special Resolution is approved, the Company will continue its existence as a Delaware corporation subject to the Delaware GCL rather than a British Columbia corporation subject to the Company Act of British Columbia.

At the beginning of the Company's fiscal year ended April 30, 1996, Rich Coast had seven subsidiaries:

       - Rich Coast Resources, Inc. (Michigan)
       - Corporacion de Minerales de Costa Rica SA (Costa Rica)
       - Corporacion de Azufre de Costa Rica SA (Costa Rica)
       - Comercializadora de Azufre de Gongora, S.A. (Costa Rica)
       - Consolidated Rich Coast (BVI) Ltd. (British Virgin Islands)
       - Les Ressources Boulder Mountain Inc. (British Columbia)
       - Consolidated Boulder Mountain Resources, Inc. (Texas)

During the 1996 fiscal year, certain of these subsidiaries were disposed of as the Company's primary focus shifted from exploration and development of natural resource properties to the environmental industry, conducting waste treatment, oil recycling and re-refining operations through its subsidiary Rich Coast Resources, Inc. ("RCRI"). As of May 1, 1996, RCRI is the Company's only active subsidiary.

As at April 30, 1996, Corporacion de Minerales de Costa Rica SA, Corporacion de Azufre de Costa Rica SA and Comercializadora de Azufre de Gongora, S.A. were transferred to the Vendors. As at April 30, 1996, the charter of Consolidated Rich Coast (BVI) Ltd. was lapsed and the Company did not intend to revive it. In addition, as at April 30, 1996, Les Ressources Boulder Mountain Inc. was sold to Thornton J. Donaldson, a director of the Company, for a nominal sum.

Consolidated Boulder Mountain Resources, Inc. was primarily engaged in the exploration and development of oil and gas properties, all of which were located in Texas, U.S.A. with one mineral property located in the Orvillier Township, Quebec, Canada. As of the date of this Annual Report, the Company has sold its interests in the Texas oil and gas properties and the Orvillier Property and this subsidiary is inactive.

Until 1992, the Company's major asset was the Gongora sulphur property in Costa Rica. As of April 30, 1996, the property was returned to the original vendors.

In 1992, the Company began activities in the environmental industry. Pursuant to an agreement dated August 31, 1992, the Company, together with Integrated Waste Systems, Inc. ("IWS") of Bloomfield Hills, Michigan and The Powers Fagan Group, Inc. ("P & F") of East Lansing, Michigan, formed "Waste Reduction Systems" ("WRS"), a general partnership under the Michigan Uniform Partnership Act.

The purpose of the partnership was to design, develop, construct and operate a sludge processing system and/or bulk distillation and fractionalization system for waste processing. On July 9, 1993, Waste Reduction Systems commenced commercial operation of its Dearborn, Michigan plant. The plant was designed to treat non-hazardous industrial sludge produced by the many industrial plants located in Michigan and nearby States.

Pursuant to an Agreement of Merger, executed on November 16, 1995, between the Company, RCRI, IWS, P & F and the owners of IWS and P & F, the Company acquired WRS's operations by merger of two of its partners, IWS and P & F, into its third partner, RCRI (the "Merger"), in a transaction intended to qualify as a tax-free reorganization. The Merger was effective as of December 26, 1995, the date on which the Certificate of Merger was accepted by the Michigan Department of Commerce. For accounting and certain other purposes, the Merger was effective as of October 31, 1995.

In connection with the Merger, three of the six directors resigned from the Company's Board of Directors effective January 15, 1996. Robert W. Truxell and James P. Fagan, principals of IWS and P & F respectively, were elected as directors and officers of the Company. See "Management."

Following the Merger, the Company's principal operations are conducted through RCRI and its activities in the natural resource industry will be eliminated.

On January 16, 1996, the Company acquired a new plant and processing facility located in Dearborn, Michigan from Mobil Oil Corporation. This acquisition has increased the Company's oil processing capacity by approximately ten times. As part of this acquisition the Company acquired significant storage facilities which, when combined with the increased processing capacity, will allow the Company to pursue much larger contracts. The Company also acquired a 17-mile product pipeline from the facility to the Detroit River, which gives the Company access to the St. Lawrence Seaway and the Great Lakes Waterway System. This allows the Company to ship and receive product from waste generators and customers throughout the world. To fund the acquisition the Company completed a U.S.$2.0 million senior secured debt financing with a private investor. The five-year financing bears interest at 10% and may be prepaid at any time without penalty.

1.2  BUSINESS OF WASTE REDUCTION SYSTEMS

The Company's waste treatment, oil recycling and oil re-refining operations are conducted through its subsidiary RCRI. RCRI conducts business under the name "Waste Reduction Systems" ("WRS"), the name used by the partnership which has been acquired by RCRI.

OPERATIONS

WRS commenced commercial operation of the Dearborn, Michigan plant on July 9, 1993. The plant is designed to treat non-hazardous industrial sludge produced by the many industrial plants located in Michigan and nearby States. Industrial sludge consists of up to 30% solids, and it cannot be deposited in conventional landfills as the leachate (liquid portion) may contaminate the ground water. The WRS plant removes a large portion of the liquid, which is treated so that it is acceptable for disposal in the sanitary sewer system.

The WRS facility treats non-hazardous waste streams and thereafter may dispose of solid residue in landfills permitted to accept non-hazardous materials. These materials are designated subtitle 'D' wastes under the U.S. Resource Conservation and Recovery Act, which requires states to develop and implement permit programs to encourage that municipal solid waste landfills comply with Federal regulations.

The typical waste materials treated at WRS's facility include paint sludges, surfactants, oily sludges, food waste, grinding swarf, catch basin sludge, municipal sludge, grease trap waste, waste oil, soluble oil, leachates, non-hazardous solvents, and phenols. Treatment mechanisms incorporated into the facility include chemical oxidation, clarification, sludge dewatering, chemical precipitation, carbon absorption, centrifuge and oil/water separation, filtration and heat treatment.

The Company's facility is capable of processing or recycling liquid and solid waste and is effective in allowing processed waste to be selectively delivered to a municipal wastewater collection system or to a landfill.

The Company's product strategy is to:

       - Maximize high volume materials during the day shift when they are available from roll-off trucks.

       - Convert waste streams, that generators of them pay to have removed, into recycled and saleable products.

       - Treat niche materials during the night and weekend shifts.

The solid part of the industrial sludge is being deposited in a nearby landfill owned by Browning-Ferris Industries of Southeastern Michigan, Inc. ("BFI"), one of the largest waste management companies in the U.S. Since November 1992 WRS has had a five year exclusive contract with BFI, with options to renew for three additional five year periods, pursuant to which WRS landfills solid waste exclusively at BFI's facility. In return, BFI provides competitive prices for landfilling solid wastes generated by WRS and promotes, through its sales force, the use of WRS's facility for industrial solids/liquids treatment prior to landfilling solid residue at BFI's facility.

A niche market targeted by WRS has evolved into approximately 50% of the Company's current business. This market consists of recycling waste oils such as: crankcase oil with ash and industrial waste oils with chlorinated paraffins which, when purified of these contaminants, may be used for burning in electric power plants and resale to lube oil blenders. WRS's equipment and processes utilize unique chemistry and mechanical purification methods, thus providing WRS with an exclusive recycling process.

The oil recycling/re-refining industry receives used motor oil and industrial manufacturing oil and reprocesses it, removing water, metals, halogens and other impurities, thus generating fuel oil and lube oil that can be used again.

There are two separate methods for reprocessing oil. Most of the Company's competitors in the greater Detroit area utilize a blending process. This process takes chemically treated oil containing by-products such as ash, metals and halogens and blends it with virgin and/or neutralizing oils. Rather than blend, Rich Coast utilizes a process that involves mechanical and chemical treatment of the oil, along with a filtration process. This unique treatment and filtration process results in a superior end product produced at a lower cost than that which is produced by blenders.

There are numerous generators of waste oil in the greater Detroit area. The total supply easily available in the area is approximately 240 million gallons per year. The Company hopes to achieve a processing rate of approximately 24 million gallons per year by 1998. This equates to a market share of just under 10%. The basic economics of oil processing include a purchase price for waste oil of U.S.$0.05 to U.S.$0.20 per gallon, processing costs of U.S.$0.08 to U.S.$0.10 per gallon and a final sales price of U.S.$0.40 to U.S.$0.60 per gallon depending upon the specifications of the final product.

In the future, the Company may form and participate in partnerships set up for the purpose of managing recycling of materials not destined for landfill or disposal such as plastic and copper from cable stripping operations, fluorescent lights, rubber and steel from automobile tires, or for the derivation of fuel pellets from municipal garbage, sewage sludge, and other waste streams.

THE WRS FACILITY

The waste streams are delivered by tanker truck to the Company's treatment facility and unloaded either into a pit or pumped into the processing system. Several waste process systems are necessary to handle the various waste streams; however, a typical system would include vibratory and hydro cyclone filtration, centrifugal drying and flocculation for separation of solids and liquids. The solids are then conveyed into a truck for transportation to the BFI landfill while the liquids would, if necessary, be processed further by WRS to meet sewer discharge requirements. A typical additional process for liquids would be the oil/water separator, after which the oil would be stored to sell for fuel or recycling and the water would be stored for in-process use and eventual discharge to the sewer. Additional capacity to process heavier, but more profitable oil sludges was installed in late 1994 and placed in operation in late 1995.

The uniqueness of the WRS facility is that it has been designed as a continuous flow system which allows treatment as rapidly as incoming trucks can be unloaded or up to 500 gallons per minute. Storage and treatment in storage tanks is not necessary.

WRS systems and equipment form a processing line that is quality controlled to ensure that solids, suspended oils, particulates and dissolved chemicals are removed to acceptable limits prior to discharge of fluids.

In January 1996 the Company acquired a new plant and processing facility. See
Item 1.1, above. The Company hopes to expand the number of plants as and if funds become available.

THE WASTE INDUSTRY

The disposal of waste is a growing and serious problem throughout the world. Communities and corporations are realizing that there are no quick-fix solutions available in relation to the waste issue and that the only real alternative is an integrated waste management approach that focuses on source reduction and re-use.

Today, many areas of the U.S. are experiencing disposal capacity problems in which existing landfill capacity is running out and future sites are impossible to obtain. Years of regulatory and technical change have not solved the recurring problem of providing adequate disposal capacity. In the early 1970's, approximately 300-400 municipal landfills were built each year. This number dropped to between 50 and 200 during the 1980's. During this time almost 70% of all landfills, or 14,000 facilities, were closed.

North Americans continue to produce ever-increasing amounts of waste. The U.S. EPA estimated that the amount of waste generated in the U.S. more than doubled since 1960, and has projected growth to continue throughout the rest of the century. Today, each person throws away nearly four pounds of trash every day - almost 200 million tons per year.

According to reports published by the EPA and U.S. Office of Technology Assessment (OTA), 75% to 80% of the nation's active municipal solid waste landfills are expected to close over the next 15 to 20 years. These numbers indicate that landfill capacity may be diminishing and that action must be taken to ensure that adequate future disposal capacity exists. Complicating and adding to this waste disposal predicament are regulatory and public perception problems making it almost impossible to open new landfills in many areas of the country. Public opposition to landfill siting is perhaps the biggest obstacle to increasing capacity. As a result, many projects languish for up to seven or eight years in the permitting process while few facilities are actually built.

With respect to industrial waste, most if not all industrial plants generate waste materials on a continuing basis. With national focus on maintaining a clean environment, waste minimization is quickly becoming a major goal for U.S. based corporations. Waste minimization is, in fact, a specific policy of the U.S. which was enacted by Congress in the 1984 Hazardous and Solid Wastes Amendments of the Resource Conservation and Recovery Act (RCRA).

Facing increasingly stringent environmental laws, industrial waste generators such as electronic components producers, auto repair shops, dry cleaners, and automotive fleet operators as well as all types of heavy and light manufacturing firms must maintain control of how they dispose of their waste solvents. Even the do-it-yourself auto enthusiasts who flush their radiators are being forced to dispose of their waste responsibly.

The amount of waste generated is still expected to increase. It is estimated that by the year 2000, approximately 192.7 million tons of solid waste per year will have to be disposed of in the U.S. Of this, it is projected that 12.8% will be recycled and 17.5% will be burned. Therefore, 134.3 million tons of solid waste still will have to be disposed of, a majority of which must go to landfills. This means the U.S. still will need 82% of today's landfill capacity seven years from now.

Waste designated for disposal on land has further increased as a result of recent implementation of federal laws outlawing ocean dumping on the East Coast, previously a common practice. Contaminants can no longer be buried in landfills without treatment and soon municipal solid waste landfills may be regulated as strictly as hazardous waste facilities.

An environmentally protective and cost-effective system for waste management depends largely upon assuring adequate landfill capacity and the effective utilization of such landfill space. Unless new facilities can be built and expansions to existing facilities undertaken so as to meet future demands, waste disposal problems and escalating disposal costs are expected to continue.

If liquids are not removed from solids, disposal at non-hazardous landfills is not permitted. Treatment must first be undertaken or the product must be disposed of at a hazardous landfill. WRS is capable of treating such waste streams at less cost than the cost of disposal at a hazardous landfill.

HISTORICAL DEVELOPMENT COSTS

The design, development and construction of the WRS facility in Dearborn was largely financed by Rich Coast during the term of the partnership as a component of Rich Coast's equity interest. These expenditures totalled approximately U.S.$3,269,965 as at April 30, 1996.

Based on experience gained at the Dearborn facility, similar facilities at a new location are projected to cost in the order of U.S.$8,000,000 for site, building improvements, and equipment.

MARKETING STRATEGY

Rich Coast's facilities are being aggressively marketed by the Company's sales staff on an ongoing basis. The newly acquired facility will become the focus for all sales and marketing as capital funding for new processes and equipment come on line. The new facility will dramatically enhance Rich Coast's advantages in the market and sales and marketing efforts will benefit accordingly.

PRICING STRATEGY

The Company's initial pricing strategy for high volume wastes is to offer below market rates with significant savings in order to generate market interest and trials for the facility's services. Initial prices are being negotiated on the low end as introductory offers, with long-term contracts being offered at competitive prices after the client has had the opportunity to use the Company's services.

SALES AND DISTRIBUTION STRATEGY

The Company's sales and distribution strategy initially encompasses a combination of approaches combined to introduce and gain trial of WRS's facility and services by truckers, waste generators, and brokers.

Management and marketing personnel have targeted contacts at major corporations for whom credentials and expertise are prime considerations in selecting a waste treatment facility. Marketing personnel are also making direct contact with waste generators and major trucking firms hauling non-hazardous waste.

WRS at this time does not offer a mobile service. The Company does, however, contract to have the solid residues from the waste streams delivered to BFI. WRS enjoys exclusive favorable rates for deposit. Pickup of the waste generator product is generally the concern of the generator or trucker.

COMPETITION

A number of hazardous waste treatment disposal facilities exist in the Michigan area and many of these facilities mix hazardous and non-hazardous wastes. For this reason, the automotive industry, for example, is beginning to demand segregation of the waste stream between hazardous and non-hazardous wastes.

Management is aware that several of its competitors have become entangled in serious long-term legal problems. These legal problems appear to have arisen due to the practice of combining hazardous and non-hazardous waste treatment at a single facility. Such liabilities can revert back to the generator of the waste and it is these occurrences which have led a number of generators to make direct inquiries to WRS concerning services.

MARKET ACCEPTANCE

WRS is the newest waste processing company to have emerged in the Michigan, Ontario, Ohio, Indiana area offering a "full service facility" for the processing of non-hazardous material. WRS has been successful, on a limited initial flow basis, in proving to customers that its services are delivered in a short time frame (15 to 30 minutes) compared with potentially hours for similar operations at competitive facilities.

MARKET SEGMENTS

The geographical target market for the Company's services include areas within a 350 mile radius.

Transportation licensing records reveal that in Michigan there are approximately 479 licensed liquid waste haulers and approximately 700 in Ohio, Indiana, and Illinois, and 250 in Ontario.

With over 35,000 registered industrial producers of non-hazardous liquid waste in Michigan alone, management believes WRS is strategically located to capitalize on this growing market.

PATENTS AND PROPRIETARY TECHNOLOGY

In October 1992, Dr. Bayne Carew filed a U.S. patent application for the Company's proprietary technology titled "Method and Apparatus for Waste Treatment", Serial No.#07/960,991. Rights to this application were assigned to IWS. Pursuant to a License Agreement dated November 11, 1992, Rich Coast and IWS formed a separate partnership, owned 50% each, known as New Processing Technologies, to hold the application and patent, and also to perform marketing/facilities studies for expansion planning and to develop new technologies to treat waste streams from a wider range of sources, including municipal solid wastes and contaminated soil and water. The patent was issued and the rights held by IWS are now held by the Company as a result of the merger of IWS into RCRI. New Processing Technologies has now been dissolved.

1.3  CORPORATE OBJECTIVES

The Company's predecessors were primarily engaged in the exploration and development of mineral and petroleum properties; however, the Company has made a fundamental change in its operations and objectives to the environmental industry through its acquisition of WRS. Accordingly, management has established a number of short-term goals as well as long-term corporate as follows:

- -    Strengthen strategic relationship with BFI by proving the asset and value which WRS brings to the association.

- -    Focus towards desired market position of cost competitiveness, competent staffing, and quality operations and service.

- -    Formation of strategic agreements with waste generators and waste management firms.

- -    Seek funding to allow for implementation of plans for more efficient and capable facilities as funding permits.

- -    Raise between U.S.$2-3 million to finance the expansion plan for WRS, including the facilitation of the recently acquired Mobil terminal and WRS' plant in Dearborn, Michigan. Development of the 17 acre terminal purchased by the Company from Mobil Oil Corporation on January 16, 1996 will require most of the additional U.S.$2 million; however, the existing WRS facility is for sale and an early sale is anticipated. Surplus funds from that sale will then be added to the U.S.$2-3 million to consolidate all operations at the new 17 acre site. No source of funds has been identified. Rich Coast will seek these funds either through debt or sale of equity.

- -    Use best efforts to develop Rich Coast into an industry leader in the waste treatment and recycling industry.

1.4  EMPLOYEES


The Company has 20 full-time employees, consisting of its three executive officers and 17 employees of Waste Reduction System, consisting of ten plant personnel and seven administrative and sales personnel. The workforce is non-unionized. Management projects that the facility should operate at full capacity with 14 plant personnel per shift. When in full operation, the facility will operate two 10 hour shifts/day for 5 days, plus two 10 hour weekend shifts for a total of 120 hours/week.

ITEM 2    PROPERTY

The WRS non-hazardous waste treatment facility and the Company's administrative offices are located at 10200 Ford Road, in an industrial area within the City of Dearborn, Michigan. The total site area comprises approximately 3.5 acres and includes a 23,000 square foot steel and brick building in which the treatment plant is located. The site has ample parking and room for tanker trucks to maneuver. WRS entered into a 7 year land contract in 1993 for the building at a rate of U.S.$4,754 per month and a renewable 7 year lease which will cause the land to be titled to WRS for U.S.$1.00, either after satisfactory clean-up by others or after 91 years.

Through fiscal 1996 the Company's administrative and executive offices were located in Vancouver, British Columbia. The Company currently maintains facilities in Vancouver but intends to move all executive and administrative functions to its Dearborn office if the proposed continuation of the Company to Delaware from British Columbia is approved by shareholders. (See Item 1.1)

ITEM 3    LEGAL PROCEEDINGS

On March 15, 1996 the Company filed a Complaint and Jury Demand in the U.S. District Court - Eastern District of Michigan, Southern Division against DM Capital, DM Capital LLC and Daniel A. Gillett. The Company, as Plaintiff in this case, seeks declaratory relief in the form of novation and/or declaration of breach of contract by those Defendants, which would excuse the Company from paying $100,000 and shares of the Company's Common Stock alleged by the Defendants to be due, and requests a judgment of $100,000, representing cash paid to date to the Defendants by the Company. The action arises from an agreement dated September 5, 1995, pursuant to which the defendants agreed to act as the Company's advisor with respect to strategic and financial planning and to write and publish research reports on the Company and to work with members of the Company's management to obtain equity research coverage from investment banking firms. The Company's complaint alleges that the Defendants failed to fully perform under the September 5, 1995 agreement and further that the September 5, 1995 agreement was superseded by an agreement dated December 21, 1995, pursuant to which the Company has fully performed. A trial date of May 6, 1997 has been set for jury trial of this matter.

No counterclaim was filed in the above described action. On April 19, 1996 Daniel A. Gillett subsequently filed suit against the Company and Robert Truxell, its Chairman, in the District Court of Dallas County, Texas, based upon the same facts and circumstances as the action described above, seeking to be paid under both agreements.

The Dallas County District Court action was removed to the United States District Court, Northern District of Texas, Dallas Division, Case No. 96-CV-1517-P. Rich Coast Resources Ltd. and Robert Truxell have filed a motion to dismiss the Texas action or have same transferred to the Michigan Court and joined with the Michigan action. The motion is currently pending.

As of the date of this report, management is unable to predict the outcome of this litigation.

ITEM 4    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were no matters submitted to a vote of the shareholders, through the solicitation of proxies or otherwise, during the fourth quarter of fiscal 1996.

                                    PART II

ITEM 5    MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER
          MATTERS

5.a  MARKET INFORMATION

The Common Stock of the Company is listed on the NASDAQ Small Cap Market under the trading symbol "KRHCF". The Company's Common Stock was voluntarily delisted from the Vancouver Stock Exchange on July 31, 1995.

The following table sets forth the high and low market prices of the Company's Common Stock as reported by NASDAQ during the periods indicated. The following prices represent inter-dealer quotations without retail markups, markdowns, or commissions and do not necessarily represent actual transactions.

NASDAQ SMALL CAP MARKET

                             HIGH BID             LOW BID
                             --------             -------
                             ($U.S.)              ($U.S.)
               CALENDAR
1996      Second Quarter        1.00               .6875
          First Quarter          .96875            .625

1995      Fourth Quarter        1.0312             .50
          Third Quarter         1.25               .50
          Second Quarter        1.25               .9375
          First Quarter         1.625              .75

1994      Fourth Quarter        1.0937             .50
          Third Quarter         1.625              .875
          Second Quarter        2.625             1.50
          First Quarter         2.9375            1.6875

The closing price of the common shares on NASDAQ on July 29, 1996 was U.S.$.625.

5.b  HOLDERS

As of July 11, 1996, there were approximately 3,500 holders of the Company's Common Stock, and approximately 10,570,964 shares (73%) of the Registrant's outstanding Common Stock were registered in the names of residents of the United States. The Registrant's Common Stock is issued in registered form and the percentage of shares reported to be held by U.S. shareholders of record is taken from the records of Montreal Trust Company of Canada, the registrar and transfer agent for the Common Stock.

5.c  DIVIDENDS

During the two most recent fiscal years, the Company has not declared or paid cash or other dividends on its Common Stock.

ITEM 6   SELECTED FINANCIAL DATA

The following table summarizes selected consolidated financial data for the Company (stated in Canadian dollars) prepared in accordance with Canadian generally accepted accounting principles ("Canadian GAAP"). The table also summarizes certain corresponding information prepared in accordance with United States generally accepted accounting principles ("U.S. GAAP"). The information in the table was extracted from the more detailed consolidated financial statements and related notes included herein and should be read in conjunction with such financial statements and with the information appearing under the heading "Item 9 - Management's Discussion and Analysis of Financial Condition and Results of Operations". Reference is made to Note 12 of the consolidated financial statements of the Company included herein for a discussion of the material differences between Canadian GAAP and U.S. GAAP and their effect on the Company's financial statements.

                                      Year Ended April 30
                            --------------------------------------
                               1996          1995          1994
                            ----------    ----------    ----------
REVENUE
 - sales                    $2,371,025    $1,426,977    $  391,143

LOSS FOR PERIOD
  -  operations             $1,227,906    $2,098,305    $3,433,278

LOSS PER SHARE
 - operations                    $0.12         $0.33         $0.75

TOTAL ASSETS
 - Canadian Basis           $8,071,233    $5,271,035    $4,497,851
 - U.S. Basis               $8,071,233    $5,271,035    $4,497,851

MINERAL INTERESTS
EXPENDITURES
 - Canadian Basis           $    3,377    $   49,691    $  316,700
 - U.S. Basis               $        0    $   49,691    $  316,700

DEFERRED EXPLORATION
AND DEVELOPMENT
EXPENDITURES                $        0    $   100,580   $  100,580

The Company's loss for 1994 includes significant write-downs of carrying values of mineral properties. The write-downs were necessary due to the abandonment of certain mineral claims. The Company also absorbed approximately $2,000,000 of expenses incurred by Waste Reduction Systems. The 1994 loss includes the following items:

     Write-down of investment in and expenditures on mineral properties

              Gongora Property                                $  132,218
              Hope Butte                                         321,847
              Meg Property                                       222,694
                                                              ----------
              Total write-down                                $  842,789

     Gain on sale of capital assets                              (15,970)
     Net loss from oil and gas operations                         53,462
     Administrative expenses for the year                      3,433,278
                                                              ----------
     Net loss for year                                        $4,313,557
                                                              ----------
                                                              ----------

    Results of operations are also discussed in Item 7, below.

Throughout the periods indicated, the Company had no long-term obligations or redeemable preferred shares outstanding. In addition, no cash dividends were declared or paid on common shares.

The Company is defined to be a development stage enterprise in accordance with generally accepted accounting principles in the United States. Inception of the development stage is considered to be May 1, 1983 as the Company was previously dormant. The Company's audited financial statements contain a footnote (2[c]) regarding the disposition of its remaining oil and gas properties and mineral properties.

The amounts set out in the table above are expressed in Canadian dollars. Reference is made to the front of this Annual Report which sets out information on Canada-United States exchange rates.

Under Canadian GAAP, companies which follow the full cost method of accounting for oil and gas interests, as set out in the guideline issued by the Canadian Institute of Chartered Accountants, accumulate capitalized costs in country-by-country cost centers. Capitalized costs include expenditures associated with dry holes. Under U.S. GAAP, costs associated with certain dry holes are required to be written off.

ITEM 7 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion of the financial condition, changes in financial condition and results of operations of the Company for the three years ended April 30, 1996, 1995 and 1994 should be read in conjunction with the consolidated financial statements of the Company and related notes therein. Reference is made to Note 12 of the consolidated financial statements of the Company included herein for a discussion of the material differences between generally accepted accounting principles in Canada and the United States, and their effect on the Company's financial statements.

As described above under Item 1.1, pursuant to an Agreement of Merger effective October 31, 1995, the Company acquired the balance of Waste Reduction Systems operations which it did not previously own by merger of two of its partners into its third partner, the Company's wholly-owned subsidiary RCRI. This reorganization of the companies has resulted in the Waste Reduction Systems partnership being 100% owned by RCRI. The acquisition has been accounted for using the purchase method and, accordingly, the financial statements for all periods presented have been retroactively restated to include the financial position and results of operations and cash flows of Waste Reduction Systems.

Deficits previously reported at May 1, 1995, 1994 and 1993 have been increased by $144,389, $96,502 and decreased by $10,124, respectively, to reflect the retroactive change in the Company's method of accounting for its investment in Waste Reduction Systems. Prior to the merger of the partners effective October 31, 1995, the Company reported its share of the net loss of the partnership as an adjustment of investment in the partnership. As a result of the merger, the Company owns 100% of the former partnership, consequently all the assets, liabilities and income and expense of that entity are included in the consolidated financial statements with effect from the commencement of business of Waste Reduction Systems in August 1992.

The consolidated financial statements are prepared in accordance with Canadian generally accepted accounting principles and all figures are in Canadian dollars. Canadian generally accepted accounting principles differ in certain respects from accounting principles generally accepted in the United States. The significant differences and the approximate related effect on the financial statements are set forth in Note 12 of the consolidated financial statements.

                             RESULTS OF OPERATIONS

OVERVIEW

To the date of this Annual Report, the Company's business has been speculative. Cash flow from the Company's operations has not, and does not at present, satisfy all operational requirements and cash commitments. The Company has been dependent and continues to rely upon the sale of equity and debt securities in order to fund its development activities and operations and its ability to continue operations is dependent on the ability of the Company to continue to obtain financing. The Company received minimal revenues from its oil and gas properties to April 30, 1996 due to continuing low prices in the oil and gas industry worldwide. As at April 30, 1996, the Company sold all of its oil and gas wells. As the Company received no revenue from mining activities to April 30, 1996, inflation and fluctuations in metal prices had no significant effect on operations. As at April 30, 1996, the Company disposed of its mineral properties. There is no assurance that the Company's acquisition of Waste Reduction Systems will provide cash flows sufficient to make the Company a successful operating enterprise. If Waste Reduction Systems does not generate sufficient levels of cash flow from operations additional financial support will be required. Without such funding there could be doubt as to the Company's ability to continue to operate in the normal course of business.

FISCAL YEARS ENDED APRIL 30, 1996, 1995 AND 1994

REVENUES

For the past several years, the Company has been in the development stage and therefore has not generated any significant revenues. During the three years ended April 30, 1996, the Company received limited revenues from operations of its oil and gas wells. After deduction from the revenues of production costs, depletion and write downs, the Company incurred a net gain of $6,711 for 1996 versus a loss of $36,989 for 1995. As at April 30, 1996, the Company had sold all of its oil and gas wells.

SHAREHOLDER RELATIONS

In the year ended April 30, 1996, a charge of $133,477 was made whereas in year 1995 it was $177,866 and in year 1994 it was $259,812.

TRAVEL COSTS

Travel costs were $109,395 in 1996, $102,620 in 1995 and $258,984 in 1994.
The major portion of this amount in 1994 was to negotiate the Waste Reduction Systems general partnership, conduct due diligence as necessary on the project, keep the Costa Rican property in good standing and search for financing for WRS.

AUDIT, ACCOUNTING AND LEGAL

An increase was recorded in audit, accounting and legal fees to $175,793 in 1996 from $80,771 in 1995. Increased costs were incurred during fiscal 1996 because of the need to set up accounting and coordination between the Company and Waste Reduction Systems and time was spent with tax accountants and auditors to determine the best possible means of structuring the Waste Reduction Systems partnership. The Company expects this category of professional expenses may rise in the next fiscal year because of attempts to seek debt or equity funding. Audit, accounting and legal expenses for 1995 were substantially less than the $184,901 incurred in 1994 as the Company realized the benefits of computerized accounting systems. The 1994 amount also reflects professional expenses incurred in connection with the Company's investment in the WRS partnership.

MANAGEMENT FEES AND CONSULTING

Costs in this category decreased from $250,733 in 1994 to $90,847 in 1995 and fell to $72,434 in 1996. The costs were higher in 1994 because of the need to retain engineers to review the Waste Reduction Systems project, write business plans, make financial projections etc., all with a view to ensuring that the Company would be conducting its proper due diligence with respect to the advisability of an investment in the Waste Reduction Systems project. Subsequent to year end, the Board of Directors authorized the issuance of 540,599 shares in lieu of cash compensation for past services rendered on behalf of Waste Reduction Systems by certain officers and directors. Such services were valued at $479,195 (U.S.$351,935). The issuance is subject to shareholder approval for an increase in the number of shares available and registration of these shares with the Securities and Exchange Commission.

MERGER COSTS

There were increased costs in fiscal 1996 to acquire the remaining position of WRS and in connection with the associated restructuring. These are also reflected in the increased audit, accounting and legal fees for 1996 which totalled $175,793, compared to $80,771 in 1995.

EXCHANGE TRANSLATION LOSS

For the year ended April 30, 1996, a gain of $106,191 was experienced versus a loss of $35,538 for 1995 and a loss of $369,089 for the year ended April 30, 1994. The large amount in 1994 is attributed to the significant timing difference on the purchase of the mineral distillation unit from GAP Minerals, Inc. and the subsequent settlement of the price as eventually approved by the Vancouver Stock Exchange.

TRANSFER, LISTING AND FILING FEES

These fees increased from approximately $30,440 in 1994 to $72,105 in 1995 and decreased to $55,152 in 1996.

PLANT AND EQUIPMENT

The Company's mineral distillation unit was originally purchased for use on a proposed joint venture project in the development of the Gongora property in Costa Rica. Unfortunately, the price of sulphur dropped making the development of the project uneconomical and the Company has since disposed of its interest in the Gongora property. The Company searched for an alternate use of the unit and has found that it can probably be used for soil remediation for such things as oil pits polluted with hydrocarbons. Preliminary tests indicate the system is capable of removing soil contaminants to a level that is acceptable to the Federal EPA and the State of California. However, more development is required.

                        LIQUIDITY AND CAPITAL RESOURCES

To date the Company has not generated sufficient revenue to fund its operations. Since its inception, the Company financed its exploration and development costs and its investment in Waste Reduction Systems primarily from the sale of equity securities. As at April 30, 1996, the Company had cash on hand of $43,224 and accounts receivable of $705,716. Subsequent to year end, the Company received a loan of U.S.$105,000 which is being used for working capital. In exchange for the loan the Company issued a U.S.$105,000 9.25% convertible debenture due January 15, 1997 and warrants to purchase 105,000 common shares at U.S.$0.70 per share. The debenture is convertible to common shares at the rate of U.S.$0.70 per share at the holder's option.

During the year ended April 30, 1996, a total of 575,150 shares of the Company were issued on the exercise of employee and director stock options at an average price of $1.13, netting the Company a total of $651,671.

During the year ended April 30, 1996, 1,198,945 shares of the Company were issued pursuant to private placements, netting the Company $1,139,174.

To finance its acquisition of the plant and processing facility from Mobil
Oil Corporation, the Company completed a U.S.$2,000,000 secured senior debt financing with one private investor. This loan is evidenced by a Senior Secured Note due January 10, 2001, bearing interest at 10% per annum. The note is secured by substantially all of the Company's assets. Pursuant to the loan agreement the Company issued to the investor warrants exercisable to purchase 3,600,000 common shares at a price of U.S.$0.62 per share and granted certain rights to have the shares registered for public sale. The loan agreement requires the Company to comply with certain covenants customary in loans of this type concerning matters including, but not limited to, net worth and revenues, and restricts certain transactions, and grants the investor a right of first refusal to purchase securities issued by the Company other than those issued pursuant to plans approved by the note holder.

Other than as set out above, the Company is free of long and short term debt.

The Company does not have any material commitments or anticipated material capital expenditures to third parties for the coming year, however, the Company will seek funds through the private sale of equity or debt instruments in order to facilitate the expansion of its 17 acre terminal site. The Company presently has no firm commitments for such financing and there can be no assurance that adequate financing will be available in a timely manner or on favorable terms or at all.

                              OTHER CONSIDERATIONS

(1) Cash flow from the Company's operations has not and does not at present satisfy all operational requirements and cash commitments. In the past, the Company has relied on sales of equity to meet its capital requirements. There can be no assurance that cash flow from operations will be sufficient in the future to satisfy operational requirements and cash commitments. While the Company has in the past earned minimal revenues from the production of oil and gas, they ceased at year end as the interests in the wells were sold.

(2) The Company is currently operating at a loss. If the Company should be unable to continue as a going concern, realization of assets and settlement of liabilities in other than the normal course of business may be at amounts significantly different from those in the financial statements included in this Annual Report.

(3) The Company has historically incurred losses as evidenced by the consolidated statements of operation contained herein. As at April 30, 1996, the Company had a deficit of $26,344,446.

(4) The Company operates in a highly competitive industry and may compete with organizations having greater financial and technical resources and larger marketing organizations available to them. The environmental and reclamation industry is growing very rapidly, and the Company expects that competition will increase significantly as more firms enter the industry.

(5) WRS's revenue plans are based on the development of an effective sales, marketing and operations organization. The success of WRS will be highly dependent on the ability of management to attract competent personnel and implement the required organization in a timely manner.

ITEM 8   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

See Financial Statements and Supplementary Data following the signature page of this Annual Report.

ITEM 9 CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

                                    PART III

ITEM 10 DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS OF THE REGISTRANT

The names, ages, municipalities of residence, positions with the Registrant, and principal occupations of the directors and executive officers of the Registrant as at the date of this Annual Report are as follows:

Name, Age and
Municipality Residence        Office                  Principal Occupation
- ----------------------        ------                  --------------------

ROBERT W. TRUXELL             Chairman of the          Chairman and Chief
Bloomfield Hills, Michigan    Board, Chief Executive   Executive Officer of
Age: 71                       Officer and Director     Integrated Waste
                              since January 1996       Systems, 1992-1995;
                                                       President of Microcel,
                                                       Inc., 1990-1992; Vice-
                                                       President of General
                                                       Dynamics, 1983-1990

JAMES P. FAGAN                President, Chief         President and Chief
Okemos, Michigan              Operating Officer and    Operating Officer of
Age: 45                       Director since           Waste Reduction Systems
                              January 1996             1992-1995; Vice-President
                                                       of The Powers Fagan
                                                       Group, Inc. 1990-1996

THORNTON J. DONALDSON         Director since           Self-employed financial
West Vancouver, B.C.          June 1984; Past          and mining consultant;
Age: 66                       President of the         President of United
                              Company (June 1984 -     Corporate Advisors Ltd.
                              January 1996)            and Director of BYG
                                                       Natural Resources Inc.
                                                       (TSE listed)

GEOFFREY HORNBY               Director since           Geological Engineer - 10
Vancouver, B.C.               June 1984                years experience in the
Age: 69                                                mining field and 23 years
                                                       experience in the forest
                                                       industry.

RANDALL POW                   Director since July      Consulting in investor
Vancouver, B.C.               1993 and Secretary       relations for public
Age: 45                       since February 1994      companies

MICHAEL M. GRUJICICH          Chief Financial Officer  Director Sales Canada -
Dearborn, Michigan            and Treasurer since      WRS 1993-1996, Director
Age: 53                       August 1996              MRPII, General Dynamics
                                                       Land Systems Division
                                                       1983-1993, Divisional
                                                       Controller - Rockwell
                                                       International 1981-1983

Each of the above-named directors/officers has held the principal occupation or employment for at least five years unless otherwise stated. Some of the directors of the Company are also directors and/or officers of other reporting companies. It is possible, therefore, that a conflict may arise between their duties as a director or officer of the Company and their duties as a director or officer of such companies.

The following directors are members of the Company's Audit Committee:

     Thornton J. Donaldson
     Geoffrey Hornby
     Ronald W. Waltz

COMPLIANCE WITH SECTION 16(A) OF THE SECURITIES EXCHANGE ACT OF 1934

Section 16(a) of the Securities Exchange Act of 1934 requires the Company's directors and certain of its officers to file initial reports of ownership and reports of changes in ownership with the Securities and Exchange Commission and Nasdaq. Executive officers and directors are required by SEC regulations to furnish the Company with copies of all Section 16(a) forms they file. Based solely on a review of the copies of such forms furnished to the Company and written representations from the Company's executive officers and directors, the Company notes that Ronald W. Waltz, currently its Controller, inadvertently did not timely file an Initial Statement of Beneficial Ownership on Form 3 at the time he was elected as an officer, and that one officer-director, James P. Fagan, inadvertently did not report on his initial statement on Form 3 certain shares he beneficially owned. Mr. Waltz did later file the required Form 3 and Mr. Fagan subsequently filed an amendment to his Form 3.

ITEM 11   EXECUTIVE COMPENSATION

COMPENSATION AND OTHER BENEFITS OF EXECUTIVE OFFICERS

The following table sets out the compensation received for those financial years ended April 30, 1994, 1995 and 1996 in respect to each of the individuals who were the Company's Chief Executive Officer at any time during that period and the Company's other four most highly compensated executive officers whose total salary and bonus exceeded $100,000 (the "Named Executive Officers"). All references throughout this Annual Report to dollars are Canadian dollars unless otherwise stated. On July 29, 1996, the Bank of Canada's announced rate for conversion of U.S. dollars was U.S.$1.00 = Cdn. $1.3722 or Cdn. $1.00 = U.S. $0.7288:

                           SUMMARY COMPENSATION TABLE

- ----------------------------------------------------------------------------------------------------
- ----------------------------------------------------------------------------------------------------
                        Annual Compensation                Long-Term Compensation
- ----------------------------------------------------------------------------------------------------
                                                            Awards             Payouts
- ----------------------------------------------------------------------------------------------------
                                                                  Restricted
                                                    Securities      Shares
                                           Other      Under           or                       All
Name and                                  Annual     Options/     Restricted                 Other
Principal                                 Compen-     SARs          Share        LTIP        Compen-
Position     Year     Salary      Bonus   sation     Granted        Units      Payouts       sation
                       ($)         ($)      ($)        (#)           ($)         ($)           ($)
  (a)        (b)       (c)         (d)      (e)        (f)           (g)         (h)           (i)
- ----------------------------------------------------------------------------------------------------
Robert W.    1996     $74,917     Nil       Nil      400,000         Nil         Nil           Nil
Truxell
- ----------------------------------------------------------------------------------------------------
Thornton     1996     $30,000     Nil       Nil      200,000         Nil         Nil           Nil
Donaldson    1995     $30,000     Nil       Nil        Nil           Nil         Nil           Nil
             1994     $24,000     Nil       Nil        Nil           Nil         Nil           Nil
- ----------------------------------------------------------------------------------------------------
- ----------------------------------------------------------------------------------------------------

AGREEMENTS WITH MANAGEMENT

Pursuant to a Management Agreement dated February 1, 1993, United Corporate Advisers Ltd. (a private company which is owned as to 100% by Thornton J. Donaldson, a Director of the Company) receives a monthly fee of $2,500 from the Company for administrative and related services.

As part of the Agreement of Merger dated October 31, 1995, the Company entered into an Employment Contract with Robert W. Truxell pursuant to which he is compensated for serving as the Company's Chief Executive Officer and Chairman of the Board of Directors commencing in January 1996. Under the contract, Mr. Truxell receives a salary of U.S.$150,000 per year until January 1, 1997 at which time he will resign as Chief Executive Officer but will continue as Chairman of the Board at a salary of U.S.$50,000 per year for an additional five years.

As part of the Agreement of Merger dated October 31, 1995, the Company entered into an Employment Contract with James P. Fagan pursuant to which he is compensated for serving as the Company's President and Chief Operating commencing in January 1996. Under the contract, Mr. Fagan receives a salary of U.S.$125,000 per year until January 1, 1997 at which time, subject to the approval of the Company's Board of Directors, he will also become the Company's Chief Executive Officer.

Pursuant to Mr. Truxell's Employment Contract, during fiscal 1996 the Board of Directors of the Company authorized the issuance of 360,399 common shares under the Company's 1995 Incentive Compensation Plan (the "1995 Plan"), subject to certain conditions, to Robert W. Truxell and his wife, Linda C. Truxell, for past services rendered by Mr. and Mrs. Truxell on behalf of Waste Reduction Systems, Inc. prior to the Company's merger with WRS effective October 31, 1995. Such services were valued at U.S.$234,625. The issuance of such shares is subject to the Company first obtaining shareholder approval for an increase in the number of shares available for issuance under the 1995 Plan and the Company first filing a registration statement on Form S-8 with the Securities and Exchange Commission registering such shares.

Subsequent to April 30, 1996, the Board of Directors authorized the issuance of 180,200 common shares under the Plan to James P. Fagan as compensation for his services in connection with the Company's acquisition of the terminal facility from Mobil Oil Corporation. Such services were valued at $117,310.

          OPTIONS/STOCK APPRECIATION RIGHTS ("SAR") GRANTS DURING THE
                     MOST RECENTLY COMPLETED FINANCIAL YEAR

The following table summarizes options granted during the most recently completed financial year to the Named Executive Officers of the Company:

- --------------------------------------------------------------------------------------------------------------
- --------------------------------------------------------------------------------------------------------------
                                                                              Market Value of
                Securities      % of Total Options        Exercise or     Securities Underlying
              Under Options  Granted to All Employees     Base Price       Options on the Date     Expiration
 Name          Granted (#)    in the Financial Year     ($/Securities)    of Grant ($/Security)       Date
- --------------------------------------------------------------------------------------------------------------
 Robert W.       400,000             16.28%                U.S.$0.50            $U.S.$.60           01/15/2006
 Truxell
- --------------------------------------------------------------------------------------------------------------
 Thornton J.     200,000              8.14%                U.S.$1.00            U.S.$1.00           09/08/2005
 Donaldson
- --------------------------------------------------------------------------------------------------------------
- --------------------------------------------------------------------------------------------------------------

           AGGREGATED OPTIONS/SAR EXERCISES IN LAST FINANCIAL YEAR
                  AND FINANCIAL YEAR-END OPTIONS/SAR VALUES

The following table summarizes options exercised by the Named Executive Officers during the most recently completed financial year of the Company:


- -------------------------------------------------------------------------------------------------
                                                                             Value of Unexercised
                                                               Unexercised       in the Money
                                                               Options/SARs      Options/SARs
                                                               at FY-End (#)     at FY-End ($)

                       Securities Acquired   Aggregate Value   Exercisable/      Exercisable/
 Name                  on Exercise (#)        Realized ($)     Unexercisable     Unexercisable
- -------------------------------------------------------------------------------------------------
 Robert W. Truxell             0                     0            400,000        U.S.$200,000
                                                               (exercisable)
- -------------------------------------------------------------------------------------------------
 Thornton J. Donaldson         0                     0            200,000            $0
                                                               (exercisable)
- -------------------------------------------------------------------------------------------------


                           Compensation of Directors

The following table summarizes options granted during the most recently completed financial year to the Directors of the Company (excluding the Named Executive Officers):


- --------------------------------------------------------------------------------------------------------------
                                   % of Total Options                      Market Value of
                    Securities      Granted to All      Exercise or      Securities Underlying
                  Under Options    Employees in the     Base Price         Options on the Date      Expiration
 Name              Granted (#)     Financial Year       ($/Securities)    of Grant ($/Security)        Date
- --------------------------------------------------------------------------------------------------------------
 Randall Pow         200,000           8.14%              U.S.$1.00             U.S.$1.00           09/08/2005
- --------------------------------------------------------------------------------------------------------------
 James P. Fagan      400,000          16.28%              U.S.$0.50             U.S.$0.60           01/15/2006
- --------------------------------------------------------------------------------------------------------------
 Geoffrey Hornby        --              --                    --                    --                   --
- --------------------------------------------------------------------------------------------------------------

No pension or retirement benefit plan has been instituted by the Company and none is proposed at this time and there is no arrangement for compensation with respect to termination of the directors in the event of change of control of the Company.

ITEM 12   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

To the knowledge of the Directors and Senior Officers of the Company the following tables sets forth the beneficial ownership of the Company's Common Stock as of July 29, 1996 by each director by each Senior Officer named in the Summary Compensation Table, and by all directors and Senior Officers as a group:

NAME AND ADDRESS OF
BENEFICIAL OWNER/               SHARES           PERCENT
NAME OF DIRECTOR/            BENEFICIALLY          OF
IDENTITY OF GROUP               OWNED             CLASS
- -----------------            ------------        -------

ROBERT W. TRUXELL             1,883,200 (1)       12.62%
CHAIRMAN/CEO/DIRECTOR

JAMES P. FAGAN                  808,400 (2)        5.41%
PRESIDENT/COO/DIRECTOR

THORNTON J. DONALDSON           223,856 (3)        1.53%
DIRECTOR

GEOFFREY HORNBY                  32,410 (4)         .22%
DIRECTOR

RANDALL POW                     200,000 (5)        1.37%
DIRECTOR/SECRETARY

All directors and senior
officers as a group
(7 persons)                   3,147,866 (6)       21.15%

- ----------------
(1) Includes: (i) 1,383,200 shares held jointly; (ii) currently exercisable options to purchase 400,000 common shares at U.S.$0.50 per share; and (iii) currently exercisable options to purchase 100,000 shares at U.S.$0.75 per share. Does not include 360,399 common shares to be issued to Mr. and Mrs. Truxell for services rendered. See "Executive Compensation".
(2) Includes currently exercisable options to purchase: (i) 400,000 common shares at U.S.$0.50 per share; and (ii) 100,000 common shares at U.S.$0.75 per share. Does not include 180,200 common shares to be issued to Mr. Fagan for services rendered.
(3) Includes currently exercisable options to purchase 200,000 common share at U.S.$1.00 per share.
(4) Randall Pow holds currently exercisable options to purchase 200,000 common share at U.S.$1.00 per share.
(5) Includes currently exercisable options to purchase 28,218 common shares at U.S.$1.00 per share.
(6)  Includes securities reflected in footnotes 1-5.

To the knowledge of the Directors and Senior Officers of the Company, as of July 29, 1996, there are no persons and/or companies who or which beneficially own, directly or indirectly, shares carrying more than 5% of the voting rights attached to all outstanding shares of the Company, other than:

NAME AND ADDRESS OF              AMOUNT AND NATURE OF
OF BENEFICIAL OWNER              BENEFICIAL OWNERSHIP     PERCENT OF CLASS
- -------------------              --------------------     ----------------

Robert W. and Linda C. Truxell      1,883,200 (1)             12.62%
10200 Ford Road
Dearborn,  MI  48126

James P. Fagan                        808,400 (2)              5.41%
10200 Ford Road
Dearborn,  MI  48126

Alan Moore                          3,600,000 (3)             19.98%
9441 LBJ Freeway
Suite 500
Dallas,  TX  75243

- ----------------
(1) Includes: (i) 1,383,200 shares held jointly; (ii) currently exercisable options to purchase 400,000 common shares at U.S.$0.50 per share; and (iii) currently exercisable options to purchase 100,000 shares at U.S.$0.75 per share. Does not include 360,399 common shares to be issued to Mr. and Mrs. Truxell for services rendered. See "Executive Compensation".
(2) Includes currently exercisable options to purchase: (i) 400,000 common shares at U.S.$0.50 per share; and (ii) 100,000 common shares at U.S.$0.75 per share. Does not include 180,200 common shares to be issued to Mr. Fagan for services rendered.
(3) Consists of currently exercisable warrants to purchase 3,600,000 common shares at U.S.$0.62 per share on or before January 10, 2006.

All percentages in this section were calculated on the basis of outstanding securities plus securities deemed outstanding pursuant to Rule 13d-3(d)(1) under the United States Securities Act of 1934.

There are no arrangements or agreements pledging securities which could in the future result in a change of control of the Company.

ITEM 13   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Other than as set forth in Item 1.1 - Corporate Background with regard to Mr. Donaldson's purchase of a subsidiary with assets valued at -0- on the Company's balance sheet, and in Item 11 - Executive Compensation, none of the directors or senior officers of the Company, or any associate or affiliate of such person or company, has any material interest, direct or indirect, in any transaction during the past year or any proposed transaction which has materially affected or will affect the Company.

                                   PART IV

ITEM 14   FINANCIAL STATEMENTS, SCHEDULES AND EXHIBITS AND REPORTS ON FORM 8-K

(a)      FINANCIAL STATEMENTS, SCHEDULES AND EXHIBITS:

     (1)       FINANCIAL STATEMENTS - APRIL 30, 1996

                   a)  Index to Financial Statements;
                   b)  Auditor's Report to the Shareholders;
                   c) Comments by Auditors for U.S. Readers on Canada-U.S. Reporting Conflict;
                   d)  Consolidated Balance Sheets;
                   e)  Consolidated Statements of Operations;
                   f)  Consolidated Statements of Deficit;
                   g)  Consolidated Statements of Changes in Financial Position;
                   h)  Notes to Consolidated Financial Statements.

     (2)  SCHEDULES

     Schedules are omitted as the information is not required or not applicable, or the required information is shown in the financial statements or notes thereto.

     (3)  EXHIBITS

     The Exhibits listed in the Exhibit Index at Item 14(c) are filed as part of this Annual Report.

(b) REPORTS ON FORM 8-K No reports on Form 8-K were filed during the last quarter of the fiscal year covered by this report.

(c)  EXHIBITS

1(a) Certificate of Amalgamation as issued by the Registrar of Companies for the Province of British Columbia on January 25, 1993. (2)

1(b) Order and annex referred to therein (Amalgamation Agreement dated August 21, 1992 as amended on September 16, 1992) issued by the Supreme Court of British Columbia on November 26, 1992 approving the Amalgamation Agreement as amended. (2)

1(c) Order issued by the Supreme Court of British Columbia on December 9, 1992 amending the spelling of the names Consolidated Boulder Mountain Resources Ltd., Consolidated Rich Coast Sulphur Ltd. and Robert McKenzie. (2)

1(d) Order issued by the Supreme Court of British Columbia on January 21, 1993 amending Clause 14 of the Amalgamation Agreement dated August 21, 1992 (the "Amalgamation Agreement"), titling schedules to the Amalgamation Agreement and amending Clause 6 of the Amalgamation Agreement. (2)

1(e) Agreement of Merger dated October 31, 1995 between RCRL, RCRI, IWS, Powers/Fagan, WRS and others. (3)

1(f) Certificate of Merger effective December 26, 1996 issued by the Secretary of the State of Michigan. (4)

2(a)      Certificate of Amalgamation. (Filed as Exhibit 1(a)) (2)

3(i)      Memorandum of the Company. (Filed as Exhibit 1(b)) (2)

3(ii)     Articles of the Company. (Filed as Exhibit 1(b)) (2)

4.1 Terminal Sales Agreement between Mobil Oil Corporation and the Company. (P) Exhibits and Schedules, as listed following the Table of Contents of this Agreement, are omitted from this filing but will be furnished supplementally to the Commission upon request.

4.2       Agreement of Sale and Purchase - Dearborn Products Pipeline. (P)

4.3       Terminaling Agreement - Mobil Oil Corporation. (P)

4.4 Amendments dated September 27, 1995 to Terminal Sales Agreement and Agreement of Sale and Purchase - Dearborn Products Pipeline. (P)

4.5 Amendments dated November 3, 1995 to Terminal Sales Agreement and Agreement of Sale and Purchase - Dearborn Products Pipeline. (P)

10.1 License Agreement dated November 11, 1993 between New Processing Technologies and Waste Reduction Systems. (2)

10.2 Agreement dated November 12, 1993 between Waste Reduction Systems and Browning-Ferris Industries of Southeastern Michigan, Inc. (2)

10.3 Management Agreement between the Company and United Corporate Advisors Ltd. dated February 1, 1993. (2)

10.4 Management Agreement between the Company and Bullock Consulting Ltd. dated February 1, 1993. (2)

10.5      Debt Settlement Agreements between the Company, Mud Control
          Equipment Corp., Willow Run Rubber and Lining Co. Inc., Analytical Technologies, Inc., Borbolla Construction, Inc., Reckinger Heating and Cooling Co., J.J. Curran Crane Co., Kessey Contracting, Lightnin and Detroit Door and Hardware dated July 29, 1994. (5)

10.6 Debt Settlement Agreement dated November 9, 1994 between the Company and William McCullagh. (5)

10.7 Debt Settlement Agreement dated January 26, 1995 between the Company and William McCullagh. (5)

10.8 Debt Settlement Agreement dated March 15, 1995 between the Company and William McCullagh. (5)

10.9 Employment Contract between the Company and Robert W. Truxell (Exhibit 1 to the Agreement of Merger dated October 31, 1995.) (3)

10.10 Employment Contract between the Company and James P. Fagan (Exhibit 2 to the Agreement of Merger dated October 31, 1995.) (3)

10.11     Securities Purchase Agreement - January 10, 1996. (P)

10.12     Debt Settlement/Securities Purchase Agreement dated February 7, 1996.
          (6)

10.13     1995 Incentive Compensation Plan. (7)

10.14     1996 Employee Stock Option and Bonus Plan. (8)

21.1      List of Subsidiaries of the Registrant. (6)

23.1 Consent of Smythe Ratcliffe with regard to Form S-8 Registration Statements filed November 6, 1995 (File No. 33-99040) and April 22, 1996 (File No. 333-3906). (6)

24.1      Authorization of Representative. (6)

27.1      Financial Data Schedule. (6)

- ----------------

(1) INCORPORATED BY REFERENCE TO THE COMPANY'S ANNUAL REPORT ON FORM 20-F FILED ON NOVEMBER 2, 1992.

(2)  INCORPORATED BY REFERENCE TO THE COMPANY'S 1993 ANNUAL REPORT ON FORM 20-F.

(3)  INCORPORATED BY REFERENCE TO THE COMPANY'S FORM 8-K DATED NOVEMBER 16,
     1995.

(4)  INCORPORATED BY REFERENCE TO THE COMPANY'S FORM 8-K DATED DECEMBER 26,
     1995.

(5) INCORPORATED BY REFERENCE TO THE COMPANY'S ANNUAL REPORT ON FORM 10-K FOR THE FISCAL YEAR ENDED APRIL 30, 1995.

(6)  FILED HEREWITH.

(7) INCORPORATED BY REFERENCE FROM THE COMPANY'S REGISTRATION STATEMENT ON FORM S-8, FILE NO. 33-99040.

(8) INCORPORATED BY REFERENCE FROM THE COMPANY'S REGISTRATION STATEMENT ON FORM S-8, FILE NO. 333-3906.

(P)  Filed in paper format on August 13, 1996 under cover of Form SE.

(d) SCHEDULES. Schedules are omitted as the information is not required or not applicable, or the required information is shown in the financial statements or notes thereto.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       RICH COAST RESOURCES LTD.


Date: August 12, 1996                  By: /s/ Robert W. Truxell
- ---------------------                  ----------------------------------
                                           Robert W. Truxell, Chairman of the
                                             Board and Chief Executive Officer

Date: August 12, 1996                  By: /s/ James P. Fagan
- ---------------------                  ----------------------------------
                                           James P. Fagan, President and Chief
                                             Operating Officer

Date: August 12, 1996                  By: /s/ Michael M. Grujicich
- ---------------------                  ----------------------------------
                                       Michael M. Grujicich,  Chief Financial
                                             and Accounting Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

          SIGNATURES                  TITLE                     DATE
          ----------                  -----                     ----

  /s/ Robert W. Truxell            Chairman, CEO            August 12, 1996
- ---------------------------        and Director
Robert W. Truxell


  /s/ James P. Fagan               President, COO           August 12, 1996
- ---------------------------        and Director
James P. Fagan


  /s/ Thornton J. Donaldson        Director                 August 12, 1996
- ---------------------------
Thornton J. Donaldson


  /s/ Geoffrey Hornby              Director                 August 12, 1996
- ---------------------------
Geoffrey Hornby


  /s/ Randall Pow                  Director                 August 12, 1996
- ---------------------------
Randall Pow

RICH COAST RESOURCES LTD.
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED FINANCIAL STATEMENTS
(CANADIAN DOLLARS)
APRIL 30, 1996 AND 1995






    INDEX                                                       PAGE
    -----                                                       ----

    Auditors' Report to the Shareholders                          1

    Consolidated Financial Statements

    Consolidated Balance Sheets                                   2

    Consolidated Statements of Operations                         3

    Consolidated Statements of Deficit                            4

    Consolidated Statements of Changes in Financial Position     5-6

    Notes to Consolidated Financial Statements                  7-17

AUDITORS' REPORT TO THE SHAREHOLDERS

We have audited the consolidated balance sheets of Rich Coast Resources Ltd. as at April 30, 1996 and 1995 and the consolidated statements of operations,
deficit and changes in financial position for the years then ended.   These
financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards in Canada which do not differ in any material respects from auditing standards generally accepted in the United States. Those standards require that we plan and perform an audit to obtain reasonable assurance whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.

In our opinion, these consolidated financial statements present fairly, in all material respects, the financial position of the Company as at April 30, 1996 and 1995 and the results of its operations and the changes in its financial position for the years then ended in accordance with generally accepted accounting principles in Canada.

/s/Smythe Ratcliffe
Chartered Accountants

Vancouver, Canada
July 12, 1996


COMMENTS BY AUDITORS FOR U.S. READERS ON
  CANADA-U.S. REPORTING CONFLICT

In the United States, reporting standards for auditors require the addition of an explanatory paragraph following the opinion paragraph when the financial statements are affected by significant uncertainties such as that referred to in the attached balance sheet as at April 30, 1996 and 1995 and as described in
Note 3 of these financial statements. Our report to the shareholders dated July 12, 1996 is expressed in accordance with Canadian reporting standards which do not permit a reference to such uncertainties in the auditor's report when the uncertainties are adequately disclosed in the financial statements.

/s/Smythe Ratcliffe
Chartered Accountants

Vancouver, Canada
July 12, 1996

RICH COAST RESOURCES LTD.
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED BALANCE SHEETS
APRIL 30
(CANADIAN DOLLARS)


- ------------------------------------------------------------------------------------------------------
                                                                                1996           1995
- ------------------------------------------------------------------------------------------------------
ASSETS (note 6)
CURRENT
  Cash                                                                   $    43,224    $    22,075
  Accounts receivable                                                        705,716        322,520
  Prepaid expenses                                                            57,110          5,177
- ------------------------------------------------------------------------------------------------------
                                                                             806,050        349,772
DISTILLATION UNIT (notes 3 and 5)                                          2,413,653      2,391,655
CAPITAL ASSETS (notes 4 and 6)                                             4,793,872      2,372,306
PATENT AND TECHNOLOGY, net                                                    50,178         51,835
INVESTMENT IN AND EXPENDITURES ON RESOURCE
  PROPERTIES                                                                       0        100,585
DEPOSITS                                                                       7,480          4,882
- ------------------------------------------------------------------------------------------------------
                                                                         $ 8,071,233    $ 5,271,035
- ------------------------------------------------------------------------------------------------------
- ------------------------------------------------------------------------------------------------------

LIABILITIES
CURRENT
  Accounts payable and accrued liabilities                               $ 1,228,546    $   910,137
  Past services compensation payable                                         479,195              0
  Accrued payroll and property taxes                                         250,454        503,864
  Due to shareholder                                                         142,688              0
  Current portion of long-term debt (note 6)                                  90,102         74,605
  Current portion of obligation under capital lease (note 7)                   5,521          5,521
- ------------------------------------------------------------------------------------------------------
                                                                           2,196,506      1,494,127
LONG-TERM DEBT (note 6)                                                    2,935,506        268,579
OBLIGATION UNDER CAPITAL LEASE (note 7)                                       12,883         18,404
- ------------------------------------------------------------------------------------------------------
                                                                           5,144,895      1,781,110
- ------------------------------------------------------------------------------------------------------

SHAREHOLDERS' EQUITY
CAPITAL STOCK (note 8)                                                    29,270,784     23,619,469
DEFICIT                                                                  (26,344,446)   (20,129,544)
- ------------------------------------------------------------------------------------------------------
                                                                           2,926,338      3,489,925
- ------------------------------------------------------------------------------------------------------

                                                                         $ 8,071,233    $ 5,271,035
- ------------------------------------------------------------------------------------------------------
- ------------------------------------------------------------------------------------------------------



Approved on behalf of the Board:


/s/Thornton J. Donaldson      Director    /s/Randall Pow          Director
- -----------------------------            ------------------------
Thornton J. Donaldson                    Randall Pow


See notes to consolidated financial statements.

RICH COAST RESOURCES LTD.
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENTS OF OPERATIONS
YEARS ENDED APRIL 30
(CANADIAN DOLLARS)


- ----------------------------------------------------------------------------------------------------------------
                                                                                                       FROM
                                                                                                    INCEPTION
                                                                                                     TO APRIL 30,
                                                           1996           1995           1994          1996
- ----------------------------------------------------------------------------------------------------------------

SALES                                                $ 2,371,025    $ 1,426,977    $   391,143   $  4,189,145
COST OF SALES                                            748,928        499,858        220,129      1,468,915
- ----------------------------------------------------------------------------------------------------------------
GROSS PROFIT                                           1,622,097        927,119        171,014      2,720,230
- ----------------------------------------------------------------------------------------------------------------
EXPENSES
  Salaries and wages                                     770,216      1,154,049      1,003,712      3,217,204
  Repairs and maintenance                                175,696        155,201        141,061        471,958
  Audit, accounting and legal                            175,793         80,771        184,901      1,040,230
  Shareholder relations                                  133,477        177,866        259,812      1,073,064
  Equipment and storage leases                           123,444         84,747         20,225        228,416
  Utilities                                              120,365        105,619         80,951        306,935
  Travel                                                 109,395        102,620        258,984        645,845
  Office and general                                     109,383        111,412        298,852        769,060
  Telephone and facsimile                                 98,698         85,719         96,563        347,876
  Factoring costs                                         93,466         45,630              0        139,096
  Insurance                                               88,611         88,163         78,937        255,711
  Property taxes                                          83,081         37,197         17,386        137,664
  Interest and bank charges, net                          76,585         19,672         33,385         49,611
  Bad debts                                               64,954              0              0        136,168
  Rent and secretarial                                    63,421         75,724         63,604        254,766
  Consulting                                              42,434         60,847        214,873        557,359
  Listing and filing fees                                 40,803         60,018         21,325        182,261
  Management fees                                         30,000         30,000         35,860        310,424
  Courier and postage                                     20,755         23,767         47,392        102,514
  Transfer agent                                          14,349         12,087          9,115        169,683
  Advertising                                             13,805          3,039         11,193         28,037
  Financing                                                    0              0         76,286         76,286
  Foreign exchange (gain) loss                          (106,191)        35,538        369,089        301,338
  Depreciation                                           507,463        475,738        280,786      1,269,549
  Amalgamation                                                 0              0              0         30,798
- ----------------------------------------------------------------------------------------------------------------
                                                       2,850,003      3,025,424      3,604,292     12,101,853
- ----------------------------------------------------------------------------------------------------------------
LOSS BEFORE OTHER ITEMS                                1,227,906      2,098,305      3,433,278      9,381,623
OTHER ITEMS
  Write-down investment in and expenditures on
      mineral properties (note 2)                          3,377         49,691        842,787      8,852,038
  Compensation for past services                         479,195              0              0        479,195
  Resource properties disposal loss                      100,578              0              0        100,578
  (Gain) loss from oil and gas operations (note 2)        (6,711)        36,989         53,462        118,976
  (Gain) loss on sale of capital assets                    3,374              0        (15,970)       (12,596)
- ----------------------------------------------------------------------------------------------------------------
NET LOSS FOR YEAR                                    $ 1,807,719    $ 2,184,985    $ 4,313,557   $ 18,919,814
- ----------------------------------------------------------------------------------------------------------------
- ----------------------------------------------------------------------------------------------------------------
LOSS PER SHARE BEFORE OTHER ITEMS                         $ 0.12         $ 0.33         $ 0.75
- ----------------------------------------------------------------------------------------------------------------
- ----------------------------------------------------------------------------------------------------------------
LOSS PER SHARE                                            $ 0.18         $ 0.35         $ 0.94
- ----------------------------------------------------------------------------------------------------------------
- ----------------------------------------------------------------------------------------------------------------
WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING          9,843,419      6,321,863      4,567,689
- ----------------------------------------------------------------------------------------------------------------
- ----------------------------------------------------------------------------------------------------------------

See notes to consolidated financial statements.

RICH COAST RESOURCES LTD.
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENTS OF DEFICIT
YEARS ENDED APRIL 30
(CANADIAN DOLLARS)


- ----------------------------------------------------------------------------------------------------------------
                                                                                                       FROM
                                                                                                    INCEPTION
                                                                                                 TO APRIL 30,
                                                          1996           1995           1994           1996
- ----------------------------------------------------------------------------------------------------------------
DEFICIT, BEGINNING OF YEAR
  As previously reported                            $ 19,985,155   $ 17,848,057   $ 13,588,430   $  1,483,760
  Adjustments of prior years' translation
      adjustment (note 1)                                144,389         96,502        (10,124)       144,389
- ----------------------------------------------------------------------------------------------------------------

  As restated                                         20,129,544     17,944,559     13,578,306      1,628,149
NET LOSS                                               1,807,719      2,184,985      4,313,557     18,765,303
- ----------------------------------------------------------------------------------------------------------------

                                                      21,937,263     20,129,544     17,891,863     20,393,452
  Adjustment to Assets on acquisition
      of partnership (note 9)                          3,383,200              0              0      3,383,200
  Financing cost                                         615,383              0              0        615,383
  Finders' fee                                           408,600              0         52,696        542,871
  Adjustment on amalgamation                                   0              0              0      1,409,540
- ----------------------------------------------------------------------------------------------------------------

DEFICIT, END OF YEAR                                $ 26,344,446   $ 20,129,544   $ 17,944,559   $ 26,344,446
- ----------------------------------------------------------------------------------------------------------------
- ----------------------------------------------------------------------------------------------------------------

See notes to consolidated financial statements.

RICH COAST RESOURCES LTD.
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENTS OF CHANGES IN FINANCIAL POSITION
YEARS ENDED APRIL 30
(CANADIAN DOLLARS)



- ----------------------------------------------------------------------------------------------------------------
                                                                                                      FROM
                                                                                                   INCEPTION
                                                                                                 TO APRIL 30,
                                                          1996           1995           1994          1996
- ----------------------------------------------------------------------------------------------------------------
OPERATING ACTIVITIES
Loss for year                                        $(1,807,719)   $(2,184,985)   $(4,313,557)  $(18,598,022)
Items not involving cash
   Depreciation                                          507,463        475,738        280,786      1,276,674
   Write-down investment
     in and expenditures on
     mineral properties                                    3,377         49,691        842,789      8,852,040
   Resource properties
     disposal loss                                       100,578              0              0        100,578
   Unrealized (realized) exchange
     translation loss on
     Gap Energy, Inc. debt                                             (311,360)       311,360              0
   Write-down oil and gas
     properties                                                5         37,129         96,448        133,582
   (Gain) loss on sale of oil
     and gas properties                                   (6,711)             0         (6,729)        31,431
   Write-off note receivable                               3,374              0              0         27,374
- ----------------------------------------------------------------------------------------------------------------
                                                      (1,199,633)    (1,933,787)    (2,788,903)    (8,176,343)
- ----------------------------------------------------------------------------------------------------------------

CHANGES IN NON-CASH
  WORKING CAPITAL
   Accounts receivable                                  (383,196)      (171,556)      (126,145)      (705,716)
   Prepaid expenses and deposits                         (54,531)        11,431         65,309        (69,225)
   Accounts payable and accrued
     liabilities                                         544,190        125,339      1,000,759      1,619,958
- ----------------------------------------------------------------------------------------------------------------
                                                         106,463        (34,786)       939,923        845,017
- ----------------------------------------------------------------------------------------------------------------

INVESTING ACTIVITIES
  Investment in and
    expenditures on mineral
    properties                                            (3,377)       (49,691)      (316,700)    (8,638,990)
  Distillation unit costs incurred                       (21,998)             0        (11,776)    (2,413,649)
  Purchase of capital assets                          (2,940,623)      (152,337)    (3,186,234)    (7,017,787)
  Expenditures on oil and
    gas properties                                             0              0         (7,869)      (255,838)
  Proceeds on sale of oil and
    gas properties                                         6,717              0          6,946         62,132
  Purchase of subsidiary                                       0              0              0       (313,630)
  Note receivable                                              0              0              0        (24,000)
  Proceeds on sale of capital assets                       9,877              0              0          9,877
  Adjustment to assets on merger                      (3,383,200)             0              0     (4,792,740)
- ----------------------------------------------------------------------------------------------------------------

                                                      (6,332,604)      (202,028)    (3,515,633)   (23,384,625)
- ----------------------------------------------------------------------------------------------------------------




See notes to consolidated financial statements.
                                                                               5

RICH COAST RESOURCES LTD.
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENTS OF CHANGES IN FINANCIAL POSITION (CONTINUED) YEARS ENDED APRIL 30
(CANADIAN DOLLARS)


- ----------------------------------------------------------------------------------------------------------------
                                                                                                      FROM
                                                                                                   INCEPTION
                                                                                                 TO APRIL 30,
                                                          1996           1995           1994          1996
- ----------------------------------------------------------------------------------------------------------------
FINANCING ACTIVITIES
  Issue of capital stock
    For cash                                           1,790,845      2,431,844      1,884,335     13,943,097
    For settlement of debt                                     0      2,556,573         80,000      2,734,368
    For settlement of loan
      payable to shareholder                             142,270        713,743              0        856,013
    For partnership interest                           3,383,200        212,108              0      4,451,321
    For mineral properties                                     0              0        132,218      4,281,499
    For services                                         335,000              0              0        335,000
    For distilled unit                                         0              0              0        118,818
    On amalgamation with
      Consolidated Boulder Mountain
      Resources Ltd.                                           0              0              0      1,517,105
    For finders' fees and
      financing cost                                           0              0         16,287        214,465
  Land contract (repayments)                             (41,576)        35,620        378,804        372,848
  Shareholders' loans (repayment)                        142,688       (308,270)       308,270        350,469
  Obligation under capital lease                          (5,521)        23,925              0         18,404
  Capital stock subscribed                                     0     (1,572,000)     1,572,000              0
  Repayment of GAP Energy, Inc.                                0     (1,900,960)             0              0
  Note payable                                         2,724,000              0              0      2,724,000
  Advance (repayment) from Kyra
    Holdings, Inc.                                             0       (300,000)       300,000              0
  Finders' fees and financing
    costs                                             (1,023,983)             0        (52,696)    (1,158,254)
- ----------------------------------------------------------------------------------------------------------------

                                                       7,446,923      1,892,583      4,619,218     30,759,153
- ----------------------------------------------------------------------------------------------------------------

INCREASE (DECREASE) IN CASH                               21,149        (27,953)      (745,395)        43,202
CASH, BEGINNING OF YEAR                                   22,075         50,028        795,423             22
- ----------------------------------------------------------------------------------------------------------------

CASH, END OF YEAR                                      $  43,224      $  22,075      $  50,028      $  43,224
- ----------------------------------------------------------------------------------------------------------------
- ----------------------------------------------------------------------------------------------------------------




See notes to consolidated financial statements.
                                                                               6

RICH COAST RESOURCES LTD.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED APRIL 30, 1996 AND 1995
(CANADIAN DOLLARS)

- -------------------------------------------------------------------------------

    1.   ORGANIZATION AND BASIS OF PRESENTATION

         Pursuant to an Agreement of Merger, effective October 31, 1995 and executed on November 16, 1995, the Company acquired the remaining 45.454% interest in Waste Reduction Systems (a partnership) (note 9), by merger of Integrated Waste Systems, Inc., a Michigan corporation ("IWS"), and The Powers Fagan Group, Inc., a Michigan corporation ("Powers/Fagan"), with the Company's wholly-owned subsidiary, Rich Coast Resources Inc., a Michigan corporation ("RCRI").

         This reorganization of the companies has resulted in Waste Reduction Systems becoming 100% owned by RCRI. The acqusition has been accounted for using the purchase method, and accordingly, the financial statements have been retroactively restated to include the financial position and results of operations and cash flows of Waste Reduction Systems.

         Deficits previously reported at May 1, 1995, 1994 and 1993 have been increased by $144,389, $96,502 and decreased by $10,124 respectively, to reflect the retroactive change in the Company's method of accounting for its investment in Waste Reduction Systems. Prior to the merger of the partners effective October 31, 1995 the Company reported its share of the net loss of the partnership as an adjustment of investment in the partnership. As a result of the merger the Company owns 100% of the former partnership, consequently all the assets, liabilities and income and expense of that entity are included in the consolidated financial statements with effect from the commencement of business of Waste Reduction Systems in August 1992.

         These consolidated financial statements are prepared in accordance with Canadian generally accepted accounting principles and all figures are in Canadian dollars. Canadian generally accepted accounting principles differ in certain respects from accounting principles generally accepted in the United States. The significant differences and the approximate related effect on the financial statements are set forth in note 12.

2.       SIGNIFICANT ACCOUNTING POLICIES

         (a)  Principles of consolidation

              These financial statements include the accounts of Rich Coast Resources Limited and its wholly-owned subsidiary, Rich Coast Resources Inc. (a U.S. corporation).

         (b)  Distillation unit and capital assets

              The distillation unit and the capital assets are recorded at cost. Capital assets are depreciated on the double declining balance basis over the estimated useful lives of the assets. No depreciation has been taken on the distillation unit or the capital asset that have not yet been put into use.

RICH COAST RESOURCES LTD.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED APRIL 30, 1996 AND 1995
(CANADIAN DOLLARS)

- -------------------------------------------------------------------------------

2.  SIGNIFICANT ACCOUNTING POLICIES (Continued)

    (c)  Resource properties

         During the 1996 fiscal year the Company disposed of its remaining mineral and oil and gas properties concurrent with the merger referred to in note 1 above.

    (d)  Foreign currency translation

         The operations of Rich Coast Resources Inc. are all financially interdependent with the Company, and therefore amounts recorded in foreign currency are translated into Canadian dollars as follows:

         (i) Accounts included in the statements of operations and deficit (except depreciation and depletion which are translated at the same rate as the related asset), are translated at average rates of exchange prevailing during the years; and

         (ii) Accounts included in the balance sheets are translated at rates of exchange at the year-ends; except for the distillation unit, capital assets, investment in and expenditures on resource properties and accumulated depletion thereon are translated at rates prevailing at acquisition dates or at the rate prevailing at last write-down to fair market value.

         All gains and losses arising from the translation of foreign currency are included in the statements of operations.

    (e)  Loss Per Share

         Loss per share computations are based on the weighted average number of common shares outstanding during the year.


3.  REALIZATION OF ASSETS

    The investment in the distillation unit (note 5) comprises a significant portion of the Company's assets. Realization of the Company's investment in the distillation unit is dependent upon the successful development of the unit for soil remediation purposes, the attainment of successful production from the unit or from the proceeds of the unit's disposal.

RICH COAST RESOURCES LTD.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED APRIL 30, 1996 AND 1995
(CANADIAN DOLLARS)

- -------------------------------------------------------------------------------


4.  CAPITAL ASSETS

    The Company's offices, plant, processing equipment and bulk storage terminal located in Dearborn, Michigan are comprised of the following:


     ----------------------------------------------------------------------------------------------------------
                                                                        (1996)                         1995
     ----------------------------------------------------------------------------------------------------------
                                                                     ACCUMULATED
                                                         COST        DEPRECIATION       NET            NET
     ----------------------------------------------------------------------------------------------------------
    Building (10200 Ford Road, Dearborn)             $   961,370    $    60,031    $   901,339    $   925,352
    Computer software                                     32,424         32,424              0              0
    Lab equipment                                         32,606         21,625         10,981         29,508
    Furniture and fixtures                                47,508         10,160         37,348         50,206
    Machinery and equipment                            2,219,646      1,033,207      1,186,439      1,367,240
    Bulk storage terminal (6011 and 6051 Wyoming,
    Dearborn)
    Land                                                 340,455              0        340,455              0
    Building                                             502,689          2,261        500,428              0
    Loading racks                                        346,682         24,770        321,912              0
    Tanks                                                866,704         26,001        840,703              0
    Equipment                                             17,335          1,239         16,096              0
    Furniture and fixtures                               234,883              0        234,883              0
    Pipeline                                             403,288              0        403,288              0
     ----------------------------------------------------------------------------------------------------------

                                                     $ 6,005,590    $ 1,211,718    $ 4,793,872    $ 2,372,306
     ----------------------------------------------------------------------------------------------------------
     ----------------------------------------------------------------------------------------------------------



    The building at 10200 Ford Road, Dearborn, Michigan is currently listed for sale at U.S. $650,000.

5.  DISTILLATION UNIT

    The Company has a mineral distillation unit acquired at an original cost of $2,000,000 U.S. from GAP Energy, Inc. The mineral distillation unit was originally purchased for use on the proposed joint venture project with GAP Minerals, Inc. in the development of the Gongora Property in Costa Rica. The price of sulphur dropped making the development of the project uneconomical, however, the Company had intended to proceed with the project once world prices improve to the point the project becomes profitable. In view of this, the Company searched for an alternate use of the unit and found that it could possibly be used for soil remediation for such things as oil pits polluted with hydrocarbons. Testing was conducted on the unit to confirm this use. Preliminary results indicate the system is capable of removing soil contaminants to a level acceptable to the Environmental Protection Agency of the United States.

RICH COAST RESOURCES LTD.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED APRIL 30, 1996 AND 1995
(CANADIAN DOLLARS)

- -------------------------------------------------------------------------------

6.  LONG-TERM DEBT

     --------------------------------------------------------------------------
                                                    1996           1995
     --------------------------------------------------------------------------
    Land contract payable in monthly
    instalments of U.S. $4,753 each
    including principal and interest
    at 8% unless the Company falls
    behind in its payments at which
    time the interest rate increases
    to 12% and monthly instalments
    increase to $5,384 until the
    payments are back to schedule
    (the Company is currently behind
    in seven payments)                         $    301,608     $  343,184

    10% senior secured note, due
    October 1, 2001 (U.S. $2,000,000);
    interest payable monthly                      2,724,000              0
     --------------------------------------------------------------------------
                                                  3,025,608        343,184
    Less:  Current portion                          (90,102)       (74,605)
     --------------------------------------------------------------------------

                                               $  2,935,506     $  268,579
     --------------------------------------------------------------------------
     --------------------------------------------------------------------------

    The land contract payable relates to premises occupied at 10200 Ford Road, Dearborn, Michigan.

    The senior secured note payable is secured by a U.S. $2,000,000 mortgage granted by the Company over the real property at 6011 and 6051 Wyoming, Dearborn, Michigan and a charge on all other assets of the Company. The loan agreement contains covenants relating to financial requirements, expenditures, etc. for the Company. The holder may convert the loan into common shares at U.S. $0.50 per share in the event of default by the Company.

    At the time the loan arrangements were made, the note holder was issued warrants to purchase 3,600,000 shares of the Company (note 8(e)).

7.  OBLIGATION UNDER CAPITAL LEASE

    The following is a schedule of future minimum lease payments under capital lease.

     --------------------------------------------------------------------------
                                                             APRIL 30,
                                                       1996           1995
     --------------------------------------------------------------------------
    1996                                           $      0       $  5,521
    1997                                              5,521          5,521
    1998                                              5,521          5,521
    1999                                              5,521          5,521
    2000                                              1,841          1,841
     --------------------------------------------------------------------------
    Total Minimum Lease Payments                     18,404         23,925
    Less:  Current Portion                            5,521          5,521
     --------------------------------------------------------------------------
    Obligation Under Capital Lease                 $ 12,883       $ 18,404
     --------------------------------------------------------------------------
     --------------------------------------------------------------------------

RICH COAST RESOURCES LTD.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED APRIL 30, 1996 AND 1995
(CANADIAN DOLLARS)

- --------------------------------------------------------------------------------

8.  CAPITAL STOCK

    (a)  Authorized  100,000,000 common shares without par value

    (b)  Issued
     ---------------------------------------------------------------------------
                                          NUMBER OF   PRICE PER
                                           SHARES     SHARE ($)       AMOUNT
     ---------------------------------------------------------------------------

     Balance, inception, May 1, 1983       726,111                 $ 1,453,005
     Shares issued for cash                300,000      $ 0.15          45,000
     ---------------------------------------------------------------------------

     Balance, April 30, 1984             1,026,111                   1,498,005
     Shares issued
      For cash                           1,061,640        0.63         666,276
      For settlement of payable
       to shareholders                      95,556        0.15          14,333
      For mineral property claims
       and options                         400,000        0.05          22,500
     ---------------------------------------------------------------------------

     Balance, April 30, 1985             2,583,307                   2,201,114
     Shares issued in conjunction
      with pooling agreement                22,162                           0
     ---------------------------------------------------------------------------
     Balance, April 30, 1986             2,605,469                   2,201,114
     Two-to-one consolidation,
      revised balance, April 30, 1986    1,302,734                   2,201,114
     Shares issued
      For cash                             999,800        1.81       1,807,018
      For mineral property claims
       and options                         200,000        1.00         200,000
     ---------------------------------------------------------------------------

     Balance, April 30, 1987             2,502,534                   4,208,132
     Shares issued
      For cash                             256,413        1.97         504,807
      For mineral property claims
       and options                         500,000        1.00         500,000
     ---------------------------------------------------------------------------

     Balance, April 30, 1988             3,258,947                   5,212,939
     Shares issued
      For cash                             370,750        1.62         602,215
      As interest on note payable            9,554        1.51          14,427
      For mineral property claims
       and options                         600,000        1.00         600,000
     ---------------------------------------------------------------------------

     Balance, April 30, 1989,
      carried forward                    4,239,251                   6,429,581
     ---------------------------------------------------------------------------
     ---------------------------------------------------------------------------

RICH COAST RESOURCES LTD.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED APRIL 30, 1996 AND 1995
(CANADIAN DOLLARS)

- --------------------------------------------------------------------------------

8.  CAPITAL STOCK (Continued)

     ---------------------------------------------------------------------------
                                              Number of  Price Per
                                               SHARES    SHARE ($)     AMOUNT
     ---------------------------------------------------------------------------

    Balance, April 30, 1989 carried
     forward                                 4,239,251              6,429,581
    Shares issued
     For cash                                  463,700      1.34      620,487
     On settlement of loan payable to
      shareholders                             171,315      1.19      203,865
     For mineral property claims and
      options                                  100,000      0.55       55,000
     ---------------------------------------------------------------------------

    Balance, April 30, 1990 and 1991         4,974,266              7,308,933
    Five-to-one consolidation               (3,979,413)                     0
     ---------------------------------------------------------------------------

    Revised balance, April 30, 1990
     and 1991                                  994,853              7,308,933
    Shares issued
     For cash on exercise of stock options     281,384      2.91      819,230
     On acquisition of mineral properties,
       claims and options                    1,165,217      2.12    2,471,781
     On acquisition of distillation unit        50,000      2.38      118,810
     For settlement of debt                     17,400      2.00       34,800
     For settlement of interest on loan
      payable to shareholder                     1,911      2.00        3,822
     ---------------------------------------------------------------------------

    Balance, April 30, 1992                  2,510,765             10,757,376
    Shares issued to amalgamation date of
     January 24, 1993
      For cash, private placements             558,028      3.78    2,108,707
      For cash on exercise of stock
       options                                   5,000      2.11       10,550
      For mineral property claims and
       options                                  61,224      4.90      300,000
      For finders' fees for private
       placements                               22,722      3.59       81,575
     ---------------------------------------------------------------------------
    Balance, January 24, 1993                3,157,739             13,258,208
    Acquisition of Consolidated Boulder
     Mountain Resources Ltd.                   634,772      2.39    1,517,105
    Finders' fee for acquisition                48,788      2.39      116,603
     ---------------------------------------------------------------------------

                                             3,841,299             14,891,916
    Shares issued

     For cash on exercise of stock options     245,000      2.60      637,450
     For settlement of debt                     19,685      3.20       62,995
     ---------------------------------------------------------------------------

    Balance April 30, 1993, carried forward  4,105,984             15,592,361
     ---------------------------------------------------------------------------
     ---------------------------------------------------------------------------

RICH COAST RESOURCES LTD.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED APRIL 30, 1996 AND 1995
(CANADIAN DOLLARS)

- --------------------------------------------------------------------------------

8.  CAPITAL STOCK (Continued)

     ---------------------------------------------------------------------------
                                              NUMBER OF  PRICE PER
                                               SHARES    SHARE ($)     AMOUNT
     ---------------------------------------------------------------------------

    Balance, April 30, 1993, carried
     forward                                 4,105,984             $15,592,361
    Shares issued
     For cash on exercise of stock options     605,156       2.77    1,673,435
     For cash on exercise of stock warrants     45,000       3.32      149,400
     For cash, private placement                25,000       2.46       61,500
     For mineral property claims and options    46,720       2.83      132,218
     For settlement of debt                     28,268       2.83       80,000
     For financing cost on debt                  5,755       2.83       16,287
     ---------------------------------------------------------------------------

    Balance, April 30, 1994                  4,861,883              17,705,201

    Shares issued
     For cash, private placements              500,000       3.14    1,572,000
     For cash on exercise of stock options     589,327       1.46      859,844
     For settlement of Gap Energy Inc. debt    864,865       2.50    2,165,920
     For settlement of loan payable to
      shareholder                              684,648       1.04      713,743
     For settlement of Kyra Holdings,
      Inc. debt                                110,470       2.77      306,000
     For settlement of debt                     30,560       2.77       84,653
     For investment in partnership             107,669       1.97      212,108
     ---------------------------------------------------------------------------

    Balance, April 30, 1995                  7,749,422              23,619,469

    Shares issued
     For cash, private placements            1,198,945       0.95    1,139,174
     For cash on exercise of stock options     575,150       1.13      651,671
     For services                              250,000       1.34      335,000
     For settlement of loan payable to
      shareholder                              167,376       0.85      142,270
     Acquisition of Waste Reduction
      Systems (note 9)                       3,383,200       1.00    3,383,200
     ---------------------------------------------------------------------------

    Balance, April, 30, 1996                13,324,093             $29,270,784
     ---------------------------------------------------------------------------
     ---------------------------------------------------------------------------

RICH COAST RESOURCES LTD.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED APRIL 30, 1996 AND 1995
(CANADIAN DOLLARS)

- --------------------------------------------------------------------------------

8.  CAPITAL STOCK (CONTINUED)

    (d)     At April 30, the following share purchase options were outstanding:

     ---------------------------------------------------------------------------
                                    EXERCISE            NUMBER OF SHARES
       EXPIRY DATE                   PRICE       1996         1995       1994
     ---------------------------------------------------------------------------
      November 12, 1994            $ 3.42                         0      37,876
      April 29, 1995               $ 2.86                         0       6,000
      June 8, 1995                 $ 2.57                       990     124,390
      September 1, 1995            $ 0.84                         0      12,000
      October 3, 1995              $ 2.90                    10,000      72,691
      October 3, 1998              $ 0.84        15,000      15,000      25,000
      October 21, 1996             $ 1.10        72,300     299,200           0
      February 1, 1997             $ 1.34        40,218      85,218           0
      March 12, 1997               $ 1.27        30,031     119,731           0
      May 10, 1997                 $ 1.48       184,453           0           0
      October 26, 2005     U.S.    $ 0.60        14,450           0           0
      September 8, 2005    U.S.    $ 1.00       400,000           0           0
      December 27, 2005    U.S.    $ 0.50       800,000           0           0
      January 15, 2006     U.S.    $ 0.50       800,000           0           0
     ---------------------------------------------------------------------------
     ---------------------------------------------------------------------------

    (e) At April 30, 1996 share purchase warrants were outstanding for 3,600,000 shares exercisable at $0.62 U.S. per share to January 10, 2006.

9.  INVESTMENT IN WASTE REDUCTION SYSTEMS

    Pursuant to an Agreement of Merger effective October 31, 1995, the Company increased its interest in Waste Reduction Systems ("WRS"), a Michigan partnership, to 100%. Prior to the merger, the Company owned a 54.546% interest in WRS. Consideration for the remaining 45.454% interest in WRS was the issuance of 3,383,200 shares of the Company at a deemed value of $1 Cdn per share (note 8(b)). The Company's investment in WRS prior to the acquisition of its remaining 45.454% interest and the merger of the partners of WRS was as follows:

     ---------------------------------------------------------------------------
                                                    U.S. DOLLARS   CDN. DOLLARS
     ---------------------------------------------------------------------------

    Balance, April 30, 1995                            $915,286     $1,149,185
    Advances                                            177,925        243,833
    Share of partnership loss for six months ended
     October 31, 1995                                  (179,032)      (244,000)
    Interest on Company loan                             35,241         48,000
    Write-down Company loan to partnership to net
     book value of partnership at October 31, 1995     (149,191)      (203,000)
     ---------------------------------------------------------------------------

    Investment in WRS, October 31, 1995                $800,229       $994,018
     ---------------------------------------------------------------------------
     ---------------------------------------------------------------------------

RICH COAST RESOURCES LTD.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED APRIL 30, 1996 AND 1995
(CANADIAN DOLLARS)

- --------------------------------------------------------------------------------

9.  INVESTMENT IN WASTE REDUCTION SYSTEMS (Continued)

    The net assets of WRS acquired by Rich Coast Resources Ltd. were equal to the Company's previous investment in WRS and are as follows

     ---------------------------------------------------------------------------
                                                  U.S. DOLLARS   CDN. DOLLARS
     ---------------------------------------------------------------------------

    Current assets                                    $323,317        $436,478
    Property and equipment, net                      1,647,255       2,139,407
    Other assets                                        37,159          48,261
     ---------------------------------------------------------------------------
                                                     2,007,731       2,624,146
    Current liabilities assumed                     (1,030,411)     (1,391,055)
    Long-term debt assumed                            (177,091)       (239,073)
     ---------------------------------------------------------------------------

    Net assets acquired                                800,229         994,018
    Deficiency of net assets acquired
    to acquisition cost                              2,469,736       3,383,200
     ---------------------------------------------------------------------------
    Total acquisition cost                          $3,269,965      $4,377,218
     ---------------------------------------------------------------------------
     ---------------------------------------------------------------------------

    Represented by
     Issue of 3,383,200 common shares at a
      deemed value of $1 Cdn. per share to
      the minority partners of WRS                  $2,469,736      $3,383,200
     Rich Coast's net investment in WRS at
      the date of acquisition                          800,229         994,018
     ---------------------------------------------------------------------------

                                                    $3,269,965      $4,377,218
     ---------------------------------------------------------------------------
     ---------------------------------------------------------------------------


10. RELATED PARTY TRANSACTIONS

    Management fees of $30,000 were paid to directors or companies controlled by directors for the year ended April 30, 1996 (1995 - $30,000; 1994 - $35,000).

RICH COAST RESOURCES LTD.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED APRIL 30, 1996 AND 1995
(CANADIAN DOLLARS)

- --------------------------------------------------------------------------------

11. INCOME TAXES

    The Company has approximate losses which may be carried forward to apply against future income for Canadian tax purposes as follows:

     --------------------------------------------------------------------
                                                     APRIL 30,
      AVAILABLE TO                            1996               1995
     --------------------------------------------------------------------

         1996                                     $0          $233,000
         1997                                 85,000            85,000
         1998                                245,000           245,000
         1999                                878,000           878,000
         2000                                140,000           140,000
         2001                                916,000           916,000
         2002                                621,000           621,000
         2003                              1,500,000                 0
     --------------------------------------------------------------------
                                          $4,385,000        $3,118,000
     --------------------------------------------------------------------
     --------------------------------------------------------------------

    The U.S. subsidiary has approximate losses to carry forward of $1,200,000 U.S. expiring in 2000, 2001 and 2002.

    The tax benefits that may result from the utilization of these losses have not been recorded in these financial statements.

12. DIFFERENCES BETWEEN CANADIAN AND UNITED STATES GENERALLY ACCEPTED ACCOUNTING PRINCIPLES (GAAP)

         Included in the Company's Consolidated Statements of Changes in Financial Position are certain financing and investing activities which do not involve cash but which are required disclosure items under Canadian generally accepted accounting principles. For United States purposes, they would not be included on the statement of cash flows. For the year ended April 30, 1996, these items include the issue of common shares for other than cash of $3,860,470 (1995 - $3,482,424; 1994 - $228,505) and the purchase of mineral property claims and options in 1994 for $132,218. Additionally, U.S. GAAP requires the supplemental disclosure of cash payments made for interest (1996 - $76,585; 1995 - $19,672; 1994 - $33,385) and income taxes (nil in each of 1996, 1995 and 1994).

         The Financial Accounting Standards Board of the United States has issued Statement 109, Accounting for Income Taxes. Statement 109 will change the method U.S. companies use to account for income taxes from the deferred method to the asset and liability method. Statement 109 is effective for fiscal years beginning after December 15, 1992. The Company has not made a determination as to the impact Statement 109 would have on its financial position or results of operations.

RICH COAST RESOURCES LTD.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED APRIL 30, 1996 AND 1995
(CANADIAN DOLLARS)

- --------------------------------------------------------------------------------

13. SUBSEQUENT EVENTS

    Subsequent to April 30, 1996:

    (a) 61,750 share purchase options were exercised at a price of $1.10 per share for proceeds of $67,925;

    (b) Options were granted to purchase 200,000 shares at a price of U.S. $0.75, expiring May 9, 2006;

    (c) 405,000 shares were issued for services rendered at U.S. $0.78 for $551,610;

    (d) 470,000 shares were issued in private placement at U.S. $0.78 for $238,350;

    (e) 160,000 shares were issued for settlement of debt at a price of $.8918 for $142,688; and,

    (f) Warrants were granted for the purchase of 137,500 shares at a price of U.S. $1.00, expiring May 1, 1998 and warrants for purchase of 97,500 at a price of U.S. $1.00 expiring May 8, 1998.

    (g) The Board of Directors authorized the issuance of 540,599 shares in respect to past services rendered on behalf of Waste Reduction Systems (note 9) by certain officers and directors.

         Such services were valued at $479,195 (U.S. $351,935). The issuance is subject to shareholder approval for an increase in the number of shares available for issuance and registration of these shares with the Securities and Exchange Commission.

    (h) The Company may issue up to a total of 1,000,000 additional bonus shares to certain directors and officers subject to the Company achieving positive pretax net income for a defined period and obtaining certain funding.

    (i) The Company is in the process of changing its jurisdiction of incorporation from British Columbia to Delaware and its name to Rich Coast Inc.