Form 10QSB
period 1996-07-31
RICH COAST RESOURCES LTD
filed 1996-09-19
CIK 814186

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549
                                  FORM 10-QSB

 (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
            For the quarterly period ended July 31, 1996
            OR
 ( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
            For the transition period from _________ to ___________.

COMMISSION FILE NUMBER:  0-15859


                               RICH COAST INC.
       -----------------------------------------------------------------
       (Exact name of small business issuer as specified in its charter)


             DELAWARE                                        APPLIED FOR
- -------------------------------                          -------------------
(State or other jurisdiction of                          (I.R.S. Employer
incorporation or organization)                           Identification No.)


                      10200 FORD ROAD, DEARBORN, MI 48126
                    ----------------------------------------
                    (Address of principal executive offices)

                               (313) 582-8866
                          ---------------------------
                          (Issuer's telephone number)

                           RICH COAST RESOURCES LTD.
              206-475 HOWE STREET, VANCOUVER, B.C. CANADA V6C 2B3
              ---------------------------------------------------
                     (Former name, former address and former
                    fiscal year, if changed since last report)

Check whether the registrant (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.
YES  X    NO
   -----     -----

The number of shares outstanding of the issuer's classes of common equity, as of September 18, 1996 is 14,420,843 shares of Common Stock.

Transitional Small Business Disclosure Format (check one): YES      NO  X
                                                              -----   -----

[LETTERHEAD]




NOTICE TO READER


We have compiled the consolidated balance sheets of Rich Coast Resources Ltd. as at July 31, 1996 and 1995 and the consolidated statements of operations and changes in financial position for the three months ended July 31, 1996 and 1995 from information provided by management. We have not audited, reviewed or otherwise attempted to verify the accuracy or completeness of such information. Readers are cautioned that these statements may not be appropriate for their purposes.





/s/  SMYTHE RATCLIFFE
- ---------------------------------
Chartered Accountants

Vancouver, British Columbia
September 14, 1996

RICH COAST RESOURCES LTD.
CONSOLIDATED BALANCE SHEETS
(UNAUDITED - SEE NOTICE TO READER)
(UNITED STATES DOLLARS)

- -----------------------------------------------------------------------------
- -----------------------------------------------------------------------------
                                                        JULY 31,
                                                  1996             1995
- -----------------------------------------------------------------------------
ASSETS

CURRENT
  Cash                                        $     26,090     $      7,371
  Accounts receivable                              569,786          289,735
  Deposit                                           13,492          143,600
  Prepaid expenses                                  67,299            2,462
  Due from shareholder                              68,447                0
- -----------------------------------------------------------------------------
                                                   745,114          443,168
DISTILLATION UNIT                                2,024,705        2,024,705
INVESTMENT IN AND EXPENDITURES ON MINERAL
  PROPERTIES                                             0           74,175
CAPITAL ASSETS                                   3,541,987        1,752,302
DUE FROM JOSSCO INC.                                     0           20,000
OTHER ASSETS                                        36,545           44,008
- -----------------------------------------------------------------------------
                                              $  6,348,351     $  4,358,358
- -----------------------------------------------------------------------------
- -----------------------------------------------------------------------------

LIABILITIES

CURRENT
  Accounts payable                            $  1,400,128     $  1,052,946
  Due to shareholders                                    0          147,092
  Current portion of long-term debt (note 7)        67,331           75,124
  Obligation under capital lease                         0            4,000
- -----------------------------------------------------------------------------
                                                 1,467,459        1,279,162
OBLIGATION UNDER CAPITAL LEASE                           0           12,336
CONVERTIBLE DEBENTURE (note 4)                     105,000                0
LONG-TERM DEBT (note 7)                          2,144,061          187,669
- -----------------------------------------------------------------------------

                                                 3,716,520        1,479,167
- -----------------------------------------------------------------------------

SHAREHOLDERS' EQUITY

CAPITAL STOCK (note 6)                          23,577,304       18,655,774
DEFICIT                                        (20,945,473)     (15,776,583)
- -----------------------------------------------------------------------------
                                                 2,631,831        2,879,191
- -----------------------------------------------------------------------------

                                              $  6,348,351     $  4,358,358
- -----------------------------------------------------------------------------
- -----------------------------------------------------------------------------


SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.                             3

RICH COAST RESOURCES LTD.
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED - SEE NOTICE TO READER)
(UNITED STATES DOLLARS)

- -----------------------------------------------------------------------------
- -----------------------------------------------------------------------------
                                                            THREE MONTHS
                                                           ENDED JULY 31,
                                                         1996          1995
- -----------------------------------------------------------------------------

SALES                                                  $534,048      $306,874
Cost of Sales                                           344,776        75,211
- -----------------------------------------------------------------------------

Gross Profit                                            189,272       231,663
- -----------------------------------------------------------------------------

EXPENSES
  Consulting                                            361,294         6,511
  Salaries and wages                                     84,471       144,105
  Office and general                                     69,984        45,194
  Interest                                               57,094         5,815
  Financing                                              36,720        13,347
  Travel                                                 31,524        18,341
  Insurance                                              28,173        21,295
  Shareholder relations                                  19,774        40,349
  Audit, accounting and legal                            16,869        11,871
  Repairs and maintenance                                 9,442        30,395
  Telephone and facsimile                                 7,510         8,096
  Rent and secretarial                                    7,042        14,425
  Bad debts                                               5,990             0
  Management fees                                         5,482         5,475
  Listing and filing fees                                 4,748         4,175
  Courier and postage                                     2,592         4,744
  Transfer agent                                              0         2,069
  Depreciation                                          107,097        86,319
- -----------------------------------------------------------------------------

                                                        855,806       462,526
- -----------------------------------------------------------------------------

LOSS FOR PERIOD                                       $(666,534)    $(230,863)
- -----------------------------------------------------------------------------
- -----------------------------------------------------------------------------

LOSS PER SHARE                                        $    0.05     $    0.03
- -----------------------------------------------------------------------------
- -----------------------------------------------------------------------------

WEIGHTED AVERAGE NUMBER OF
  SHARES OUTSTANDING                                 13,575,800     7,768,929
- -----------------------------------------------------------------------------
- -----------------------------------------------------------------------------




SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.                             4

RICH COAST RESOURCES LTD.
CONSOLIDATED STATEMENTS OF CHANGES IN FINANCIAL POSITION
(UNAUDITED - SEE NOTICE TO READER)
(UNITED STATES DOLLARS)

- -----------------------------------------------------------------------------
- -----------------------------------------------------------------------------
                                                        THREE MONTHS
                                                        ENDED JULY 31,
                                                     1996           1995
- -----------------------------------------------------------------------------

OPERATING ACTIVITIES
  Loss for period                                 $(666,534)      $(230,863)
  Item not involving cash
    Depreciation                                    107,097          86,319
- -----------------------------------------------------------------------------

                                                   (559,437)       (144,544)
- -----------------------------------------------------------------------------

CHANGES IN NON-CASH WORKING CAPITAL
  Accounts receivable                               (54,665)        (51,923)
  Deposit                                            (8,032)       (140,000)
  Prepaid expenses                                  (25,613)          1,355
  Accounts payable                                 (119,334)        101,160
- -----------------------------------------------------------------------------

                                                   (207,644)        (89,408)
- -----------------------------------------------------------------------------

                                                   (767,081)       (233,952)
- -----------------------------------------------------------------------------

INVESTING ACTIVITIES
  Capital asset additions                           (55,927)        (12,987)
  Additions to distillation unit                          0         (16,000)
  Advance to Jossco Inc.                                  0         (20,000)
- -----------------------------------------------------------------------------

                                                    (55,927)        (48,987)
- -----------------------------------------------------------------------------

FINANCING ACTIVITIES
  Issue of capital stock
    For cash                                        539,230         118,196
    For services                                    350,000               0
  Proceeds from convertible debenture               105,000               0
  Shareholders' loans (repayment)                  (172,599)        147,092
  Repayment of capital lease                         (4,030)         (1,007)
  Proceeds from (repayment of) long-term debt           (53)          9,752
- -----------------------------------------------------------------------------

                                                    817,548         274,033
- -----------------------------------------------------------------------------

DECREASE IN CASH                                     (5,460)         (8,906)
CASH, BEGINNING OF PERIOD                            31,550          16,277
- -----------------------------------------------------------------------------

CASH, END OF PERIOD                               $  26,090       $   7,371
- -----------------------------------------------------------------------------
- -----------------------------------------------------------------------------

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.                             5

RICH COAST RESOURCES LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JULY 31
(UNAUDITED - SEE NOTICE TO READER)
(UNITED STATES DOLLARS)
- ---------------------------------------------------------------------------

1.   BASIS OF PRESENTATION

     These unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in Canada for interim financial information and conform in all material respects with those of the United States. These financial statements are condensed and do not include all disclosures required for annual financial statements. These financial statements should be read in conjunction with the Company's audited consolidated financial statements incorporated by reference in the Company's Annual Report on Form 10-K for the year ended April 30, 1996.

     In the opinion of the Company's management, these financial statements reflect all adjustments necessary to present fairly the Company's consolidated financial position at July 31, 1996 and 1995 and the consolidated results of operations and the consolidated statement of changes in financial position for the three months then ended. The results of operations for the three months ended July 31, 1996 are not necessarily indicative of the results to be expected for the entire fiscal year.


     The October 31, 1995 reorganization of the companies resulted in the Waste Reduction Systems partnership becoming 100% owned by Rich Coast Resources Inc., a Michigan corporation ("RCRI"). The acquisition has been accounted for using the purchase method, and accordingly, the financial statements have been retroactively restated to include the financial position and results of operations and cash flows of Waste Reduction Systems.

     Prior to the merger of the partners, the Company reported its share of the net loss of the partnership as an adjustment of investment in the partnership. As a result of the merger the Company owns 100% of the former partnership, consequently all the assets, liabilities and income and expense of that entity are included in the consolidated financial statements with effect from the commencement of business of Waste Reduction Systems in August 1992.

RICH COAST RESOURCES LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JULY 31
(UNAUDITED - SEE NOTICE TO READER)
(UNITED STATES DOLLARS)
- ---------------------------------------------------------------------------

2.   CURRENCY TRANSLATION

     Financial statements for reporting periods up to and including the year ended April 30, 1996 were presented in Canadian dollars, the currency of the incorporation jurisdiction of the parent company. Effective May 1, 1996 financial statements are presented in United States dollars (except for certain per share issue amounts which are expressed in Canadian (CDN) dollars) as the operations, effective control and management are located in the United States. This change has been given retroactive effect to May 1, 1995 for comparative purposes. Capital stock and deficit of the Canadian parent have been restated in United States dollars using historical rates of exchange. At May 1, 1996 and July 31, 1996 the Canadian parent's investments in the U.S. operating entities are the only assets owned. Subsequent to July 31, 1996 the Canadian parent is proposing domestication in the State of Delaware.

3.   LOSS PER SHARE

     Loss per share is computed using the weighted average number of common shares outstanding during each of the periods.

4.   CONVERTIBLE DEBENTURE

     The Company issued a 9.25% convertible debenture for $105,000 with a warrant attached for the purchase of 150,000 shares at $0.70 per share exercisable on or before July 14, 1998.

5.   RELATED PARTY TRANSACTION

     Management fees of $5,500 for the three months ended July 31, 1996 (three months ended July 31, 1995 - $3,600) were paid to a company controlled by a director.

RICH COAST RESOURCES LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JULY 31
(UNAUDITED - SEE NOTICE TO READER)
(UNITED STATES DOLLARS)
- ---------------------------------------------------------------------------

6.   CAPITAL STOCK

     (a)   Authorized 100,000,000 common shares without par value

     (b)   Issued

- -------------------------------------------------------------------------------
                                    NUMBER OF     PRICE PER
                                     SHARES        SHARE ($)         AMOUNT
- -------------------------------------------------------------------------------
                                                                    (note 2)

Balance, April 30, 1995            7,749,422                       $18,537,578
Shares issued
  For cash on exercise
   of stock options                  133,000    CDN $1.10/$1.27        118,196
- -------------------------------------------------------------------------------
Balance, July 31, 1995             7,882,422                        18,655,774

Shares issued
  For cash, private placement      1,198,945        CDN  $ 0.95        836,644
  For cash on exercise of
   stock options                     442,150        CDN  $ 1.13        360,411
  For services                       250,000        CDN  $ 1.34        246,034
  For settlement of loan
   payable to shareholder            167,376        CDN  $ 0.85        104,487
  Acquisition of Waste
   Reduction Systems               3,383,200        CDN  $ 1.00      2,484,724
- -------------------------------------------------------------------------------
Balance, April 30, 1996           13,324,093                        22,688,074

Shares issued
  For cash, private placements       640,000            $ 0.765        489,650
  For cash on exercise of options     61,750        CDN  $ 1.10         49,580
  For services                       400,000            $ 0.875        350,000
- -------------------------------------------------------------------------------
BALANCE, JULY 31, 1996            14,425,843                       $23,577,304
- -------------------------------------------------------------------------------
- -------------------------------------------------------------------------------

RICH COAST RESOURCES LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JULY 31
(UNAUDITED - SEE NOTICE TO READER)
(UNITED STATES DOLLARS)
- ---------------------------------------------------------------------------

6.   CAPITAL STOCK (Continued)

     (c) At July 31 and April 30, 1996, the following share purchase options were outstanding

- -------------------------------------------------------------------------------
                                                    NUMBER OF SHARES
- -------------------------------------------------------------------------------
                          EXERCISE            JULY 31,            APRIL 30,
EXPIRY DATE                 PRICE               1996                1996
- -------------------------------------------------------------------------------
October 3, 1998       CDN  $ 0.84              15,000               15,000
October 21, 1996      CDN  $ 1.10              72,300               72,300
February 1, 1997      CDN  $ 1.34              40,218               40,218
March 12, 1997        CDN  $ 1.27              30,031               30,031
May 10, 1997          CDN  $ 1.48             184,453              184,453
October 26, 2005      CDN  $ 0.60              14,450               14,450
September 8, 2005          $ 1.00             400,000              400,000
December 27, 2005          $ 0.50             800,000              800,000
January 15, 2006           $ 0.50             800,000              800,000
January 15, 2006           $ 0.75             200,000                    0
- -------------------------------------------------------------------------------
- -------------------------------------------------------------------------------

     (d) At July 31 and April 30, 1996, share purchase warrants were outstanding for 3,600,000 shares exercisable at $0.62 U.S. per share to January 10, 2006.

7.   LONG-TERM DEBT

- -------------------------------------------------------------------------------
                                                 1996               1995
- -------------------------------------------------------------------------------
10% senior secured note, due October 1,
2001, interest payable monthly                 $2,000,000         $      0

Land contract payable in monthly
instalments of $4,753 each including
principal and interest at 8%                      208,203          243,788

Equipment loan                                      3,189           19,005
- -------------------------------------------------------------------------------
                                                2,211,392          262,793
Less:  Current portion                             67,331           75,124
- -------------------------------------------------------------------------------
                                               $2,144,061         $187,669
- -------------------------------------------------------------------------------
- -------------------------------------------------------------------------------

                                RICH COAST INC.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following information should be read in conjunction with the unaudited consolidated financial statements included herein which are prepared in accordance with generally accepted accounting principles ("GAAP") in Canada for interim financial information. There are no material differences between Canadian GAAP and U.S. GAAP with respect to the Company's unaudited financial statements. All figures used in this form are in U.S. dollars unless otherwise noted.

Pursuant to an Agreement of Merger effective October 31, 1995, the Company acquired the balance of Waste Reduction Systems operations which it did not previously own by merger of two of its partners into its third partner, the Company's wholly-owned subsidiary Rich Coast Resources, Inc. ("RCRI"), a Michigan corporation. This reorganization of the companies has resulted in the Waste Reduction Systems partnership being 100% owned by RCRI. The acquisition has been accounted for using the purchase method and, accordingly, the financial statements for all periods presented have been retroactively restated to include the financial position and results of operations and cash flows of Waste Reduction Systems.

RESULTS OF OPERATIONS

To the date of this Report, the Company's business has been speculative. Cash flow from the Company's operations has not, and does not at present, satisfy all operational requirements and cash commitments. The Company has been dependent and continues to rely upon the sale of equity and debt securities in order to fund its development activities and operations and its ability to continue operations is dependent on ability of the Company to continue to obtain financing. The Company received minimal revenues from its oil and gas properties to April 30, 1996 due to continuing low prices in the oil and gas industry worldwide. As at April 30, 1996, the Company sold all of its oil and gas wells. As the Company received no revenue from mining activities to April 30, 1996, inflation and fluctuations in metal prices had no significant effect on operations. As at April 30, 1996, the Company disposed of its mineral properties. There is no assurance that the Company's acquisition of Waste Reduction Systems will provide cash flows sufficient to make the Company a successful operating enterprise. If Waste Reduction Systems does not generate sufficient levels of cash flow from operations additional financial support will be required. Without such funding there could be doubt as to the Company's ability to continue to operate in the normal course of business.

The figures used are for the merged Company which took effect, for accounting purposes, on October 31, 1995.

In the three months ended July 31, 1996, the Company had sales of $534,048 and gross profit of $189,272.

For the three months ended July 31, 1996, the Company recorded a net loss of $666,534 or $0.05 per share. These results compare with a net loss of $230,863 for the three months ended July 31, 1995 or $0.03 per share. The results of operation for the three months ended July 31, 1996 were generally in line with management's expectations.

REVENUES

For the past several years, the Company has been in the development stage and therefore has not generated any significant revenues. During the past three years, the Company received limited revenues from operations of its oil and gas wells. As at April 30, 1996, the Company had sold all of its oil and gas wells.

COST AND EXPENSES

OFFICE AND GENERAL EXPENSES. In the three months ended July 31, 1996, Office and General Expenses was $69,984 versus $45,194 for the same period in 1995.

FINANCING FEES. Financing costs for the three month period ended July 31, 1996 were $36,720 versus $13,347 for the same period in 1995. The Company anticipates that due to efforts to expand operations, these costs may rise in the foreseeable future as the Company seeks additional capital.

PROFESSIONAL FEES (ACCOUNTING, LEGAL AND AUDIT). Professional fees increased to $16,869 for the three months ended July 31, 1996 from $11,871 for the same period in 1995. Much of the increase was due to expenses associated with the Company's proposed continuance to the State of Delaware. The Company continues to follow a policy of completing much of the regulatory filings within the Company's head office with review by appropriate outside professionals.

SHAREHOLDER RELATIONS. These costs for the three months ended July 31, 1996 were $19,744, versus $40,349 for the same period in 1995.

TRAVEL COSTS. Travel costs were $31,524 for the period in 1996, versus $18,341 for the 1995 period.

CONSULTING FEES. Expenses in this category increased from $6,511 for the period in 1995 to $361,294 for the three months ended July 31, 1996. During the current period, The Board of Directors authorized the issuance of 400,000 shares at a deemed price of $0.875 per share, for a total of $350,000, in lieu of cash compensation for services provided to the Company by a consultant. These services included assisting management in developing corporate strategy, assistance in the establishment of the Company's joint venture in waste processing industry and negotiating the Company's acquisition of the minority interest in Waste Reduction Systems, and assisting the Company's management in completing a due diligence and business feasibility review of that business.

LOSS FOR THE PERIOD

The net loss for the three month period ended July 31, 1996 amounted to $666,534 versus a net loss for the three months ended July 31, 1995 of $230,863. The Company continues to place emphasis on raising funds.

The Company does not believe that inflation has a significant effect on its business.

LIQUIDITY AND CAPITAL RESOURCES

To date, the Company has not generated sufficient revenue to fund operations. Since its inception, the Company has financed its exploration and development costs and its investment in Waste Reduction Systems primarily from the sale of equity securities through private placements and exercise of directors' and employees' options. As at July 31, 1996, the Company had $26,090 cash on hand. Other current assets totaled $719,024.

The Company does not have any material commitments or anticipated material capital expenditures to third parties for the coming years, however, the Company has committed to raising funds through the private sale of equity or debt instruments in order to facilitate the expansion. The Company presently has no firm commitments for such financing and there can be no assurance that adequate financing will be available in a timely manner or on favorable terms or at all.

                          PART II - OTHER INFORMATION

ITEM 5.  OTHER INFORMATION

At an Extraordinary General Meeting held on September 16, 1996, the Company's shareholders approved proposals pursuant to which the Company has changed its jurisdiction of incorporation from British Columbia, Canada to Delaware by means of a process called a "continuance" under Canadian law and a "domestication" under Delaware law (herein referred to as the "Domestication"). Pursuant to the Domestication, the Company will become a Delaware corporation as if it had originally been incorporated in that jurisdiction and it will be discontinued in British Columbia, Canada.

The Company has filed a Certificate of Domestication and a Certificate of Incorporation with the Secretary of State of the State of Delaware in order to effect the Domestication and has applied to the Registrar of Companies for the Province of British Columbia for permission to continue the Company to the State of Delaware. Such approval must be obtained for the Domestication to be effective. The approval of the Registrar of Companies is expected to be issued prior to September 30, 1996.

In connection with the Domestication, the Company's name has changed to Rich Coast Inc. In addition, the authorized capital of the Company has changed. Previously, the Company was authorized to issue 100,000,000 shares of no par value common stock under B.C. law. Following the Domestication, the Company is authorized to issue 100,000,000 shares of $.001 par value Common Stock under Delaware law. As part of the Domestication, outstanding shares of the previously authorized no par value common stock have been converted, on a one-for-one basis, to shares of $.001 par value Common Stock.

As required by British Columbia law, the proposal for Domestication was approved by the affirmative vote of the holders of 75% of the votes cast in respect of the resolution at the Meeting. Under British Columbia law, shareholders were entitled to appraisal rights in connection with the Domestication proposal. Shareholders who did not vote for the Domestication were permitted to elect to have the fair value of their shares determined in accordance with Section 231 of the Company Act (British Columbia) and paid to them, if the Domestication was consummated and if they comply with the provisions of said Section 231. One shareholder requested appraisal rights with respect to 40 shares of Common Stock.

Now that the Company's focus of business development is in the United States as a result of the Merger, management proposed the Domestication with the belief that it is preferable that the Company's organizational and governing documents be governed according to laws of a State of the United States. In particular, under the B.C. Act, there are requirements that a certain numbers of the Directors of the Company must be ordinarily resident in Canada and British Columbia. With no active business interest in Canada, it has been a continuing problem for the Company to find qualified individuals in British Columbia who are prepared to act as Directors and assume the responsibilities and the risks that are inherent with an individual acting as a Director. Management is, therefore, of the opinion that it was preferable to eliminate this Canadian residency requirement.

In addition, the Company's principal trading market is in the United States, most of its shareholders are located in the United States and the Company's common stock is traded on the United States NASDAQ system.

The Domestication did not result in any change in the business of the Company or its assets, liabilities or net worth, nor in the persons who constitute the Company's Board of Directors and management. It is not necessary for shareholders to exchange their existing share certificates and their holdings will not change. The trading of the Company's shares on the Small Cap NASDAQ Market will not be in any way affected by the continuance, except that the Company's Nasdaq trading symbol was changed from KRHCF to KRHC.

     The Company's principal executive offices have been re-located from Vancouver, B.C. to Dearborn, Michigan, at the same location as the Company's principal operations. The Company's new address is 10200 Ford Road, Dearborn, Michigan 48126. Its phone number is 313-582-8866.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

  (a)    Exhibit 27.1 - Financial Data Schedule.

  (b) Reports on Form 8-K: None. During the quarter ended July 31, 1996, the Company filed no reports on Form 8-K.

                               SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                       RICH COAST INC.


Date: September 18, 1996               by:  /s/  James P. Fagan
                                          -------------------------------------
                                          James P. Fagan, President


Date: September 18, 1996               by:  /s/  Michael M. Grujucich
                                          -------------------------------------
                                          Michael M. Grujucich, Chief Financial
                                           and Accounting Officer