Form 10QSB
period 1996-10-31
RICH COAST RESOURCES LTD
filed 1996-12-17
CIK 814186

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549
                                  FORM 10-QSB

(X)              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                 SECURITIES EXCHANGE ACT OF 1934
                 For the quarterly period ended October 31, 1996
                 OR
(  )             TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                 SECURITIES EXCHANGE ACT OF 1934
                 For the transition period from_________ to ___________.

COMMISSION FILE NUMBER:  0-15859


                           RICH COAST RESOURCES LTD.
     ----------------------------------------------------------------------
       (Exact name of small business issuer as specified in its charter)


        British Columbia                                      Not applicable
--------------------------------------                    ----------------------
(State or other jurisdiction of                              (I.R.S. Employer
incorporation or organization)                              Identification No.)


                     10200 Ford Road, Dearborn,  MI  48126
                ---------------------------------------------
                  (Address of principal executive offices)

                                 (313) 582-8866
                          ---------------------------
                          (Issuer's telephone number)

                           RICH COAST RESOURCES INC.
                           -------------------------
(Former name, former address and former fiscal year, if changed since last report)

Check whether the registrant (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.
YES  X    NO
   -----    -----

The number of shares outstanding of the issuer's classes of common equity, as of December 12, 1996 is 14,420,843 shares of Common Stock.

Transitional Small Business Disclosure Format (check one): YES       NO  X
                                                              -----    -----

[SMYTHE RATCLIFFE LOGO] SMYTHE RATCLIFFE
                        CHARTERED ACCOUNTANTS









NOTICE TO READER


We have compiled the consolidated balance sheets of Rich Coast Resources Ltd. as at October 31, 1996 and 1995 and the consolidated statements of operations and changes in financial position for the six months ended October 31, 1996 and 1995 from information provided by management. We have not audited, reviewed or otherwise attempted to verify the accuracy or completeness of such information. Readers are cautioned that these statements may not be appropriate for their purposes.





/s/ SMYTHE RATCLIFFE

Chartered Accountants


Vancouver, British Columbia
December 12, 1996

RICH COAST RESOURCES LTD.
CONSOLIDATED BALANCE SHEETS
(UNITED STATES DOLLARS)
(UNAUDITED - SEE NOTICE TO READER)

=========================================================================================
                                                                      October 31,
                                                                1996               1995
-----------------------------------------------------------------------------------------
ASSETS

CURRENT
  Cash                                                       $     6,516      $   451,711
  Accounts receivable                                            382,644          336,740
  Deposit                                                          9,492          358,327
  Prepaid expenses                                                54,972            1,702
  Inventory                                                       90,547                0
  Due from shareholder                                            70,233                0
-----------------------------------------------------------------------------------------
                                                                 614,404        1,148,480
DISTILLATION UNIT                                              2,024,705        2,024,705
INVESTMENT IN AND EXPENDITURES ON MINERAL
  PROPERTIES                                                           0           74,175
CAPITAL ASSETS                                                 3,495,774        1,672,233
OTHER ASSETS                                                      34,021           37,162
DUE FROM JOSSCO INC.                                                   0           20,000
-----------------------------------------------------------------------------------------
                                                             $ 6,168,904      $ 4,976,755
=========================================================================================

LIABILITIES

CURRENT
  Accounts payable and accrued liabilities                   $ 1,757,309      $ 1,065,824
  Due to shareholder                                                   0          106,088
  Current portion of long-term debt                               71,332           60,419
-----------------------------------------------------------------------------------------
                                                               1,828,641        1,232,331
LONG-TERM DEBT                                                 2,132,605          188,428
CONVERTIBLE DEBENTURE                                            105,000                0
-----------------------------------------------------------------------------------------
                                                               4,066,246        1,420,759
=========================================================================================

Shareholders' Equity

CAPITAL STOCK (note 6)                                        23,577,304       19,521,210
CAPITAL STOCK SUBSCRIBED (note 6)                                      0        2,641,914
ADJUSTMENT TO ASSETS ON ACQUISITION OF PARTNERSHIP                     0       (2,494,771)
DEFICIT                                                      (21,474,646)     (16,112,357)
-----------------------------------------------------------------------------------------
                                                               2,102,658        3,555,996
-----------------------------------------------------------------------------------------
                                                             $ 6,168,904      $ 4,976,755
=========================================================================================

See notes to consolidated financial statements.                                2

RICH COAST RESOURCES LTD.
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNITED STATES DOLLARS)
(UNAUDITED - SEE NOTICE TO READER)

====================================================================================================================================
                                                  Three Months                         Six Months
                                                Ended October 31,                   Ended October 31,
                                             1996               1995              1996             1995
------------------------------------------------------------------------------------------------------------------------------------
SALES                                   $   491,203         $  381,446       $ 1,025,251      $  688,320
COST OF SALES                               416,761            131,679           761,537         206,890
------------------------------------------------------------------------------------------------------------------------------------
GROSS PROFIT                                 74,442            249,767           263,714         481,430
------------------------------------------------------------------------------------------------------------------------------------
EXPENSES
  Consulting                                145,604             10,064           506,898          16,575
  Wages and salaries                        191,491            223,964           275,962         368,069
  Audit and accounting                       98,939             62,906           115,808          74,777
  Office and general                         28,308             39,248           100,884          84,442
  Interest and bank charges, net              5,488             36,967            62,582          42,782
  Travel                                     22,510             20,641            54,034          38,982
  Insurance                                  24,036              7,081            52,209          28,376
  Property taxes                             29,623             16,424            42,106          23,757
  Shareholder relations                      18,223             55,467            37,997          95,816
  Financing                                       0                  0            26,741           6,014
  Maintenance                                12,474              5,905            21,916          36,300
  Exchange translation (gain) loss           19,056            (36,647)           19,056         (36,647)
  Telephone and facsimile                     8,939             16,585            16,449          24,681
  Bad debts                                       0             26,784             5,990          26,784
  Listing and filing fees                         9              4,191             4,757           8,366
  Factoring fee                              (7,057)             6,415             2,963          33,367
  Transfer agent                                  0              3,265                 0           5,334
  Oil and gas operations, net                     0                  0                 0          (2,308)
  Depreciation                               95,106             86,281           202,203         172,600
------------------------------------------------------------------------------------------------------------------------------------
                                            692,749            585,541         1,548,555       1,048,067
------------------------------------------------------------------------------------------------------------------------------------
NET LOSS FOR PERIOD                    $   (618,307)        $ (335,774)      $(1,284,841)     $ (566,637)
------------------------------------------------------------------------------------------------------------------------------------
LOSS PER SHARE                         $       0.01         $     0.04            $ 0.09      $     0.07
====================================================================================================================================
WEIGHTED AVERAGE NUMBER OF
  SHARES OUTSTANDING                     23,577,304          8,333,544        13,848,630       7,916,260
====================================================================================================================================


See notes to consolidated financial statements.                               3

RICH COAST RESOURCES LTD.
CONSOLIDATED STATEMENTS OF CHANGES IN FINANCIAL POSITION
(UNITED STATES DOLLARS)
(UNAUDITED - SEE NOTICE TO READER)

===========================================================================================================
                                                   Three Months                        Six Months
                                                 Ended October 31,                  Ended October 31,
                                               1996             1995             1996               1995
-----------------------------------------------------------------------------------------------------------
CASH USED IN OPERATING ACTIVITIES
  Loss for period                         $ (618,307)       $ (335,774)      $(1,284,841)       $  (566,637)
  Item not involving cash
    Depreciation                              95,106            86,281           202,203            172,600
-----------------------------------------------------------------------------------------------------------
                                            (523,201)         (249,493)       (1,082,638)          (394,037)
------------------------------------------------------------------------------------------------------------

CHANGES IN NON-CASH WORKING CAPITAL
  Inventory                                  (90,547)                0           (90,547)                 0
  Accounts receivable                        187,142           (47,005)          132,477            (98,928)
  Deposit                                      4,000          (214,727)           (4,032)          (354,727)
  Prepaid expenses                            12,327               760           (13,286)             2,115
  Accounts payable                           442,285             8,878           322,951            110,038
-----------------------------------------------------------------------------------------------------------
                                             555,207          (252,094)          347,563           (341,502)
-----------------------------------------------------------------------------------------------------------
                                              32,006          (501,587)         (735,075)          (735,539)
-----------------------------------------------------------------------------------------------------------

INVESTING ACTIVITIES
  Purchase of capital assets                       0        (2,494,771)         (102,296)           (12,353)
  Adjustment to assets on merger                   0                 0                 0         (2,494,771)
  Additions to distillation unit             (46,369)              634                 0            (16,000)
  Advance to Jossco Inc.                           0                 0                 0            (20,000)
-----------------------------------------------------------------------------------------------------------
                                             (46,369)       (2,494,137)         (102,296)        (2,543,124)
-----------------------------------------------------------------------------------------------------------

FINANCING ACTIVITIES
  Issue of capital stock
    For cash                                       0           865,436           539,230            983,632
    For services                                   0                 0           350,000                  0
  Capital stock subscribed                         0         2,641,914                 0          2,641,914
  Repayment of GAP Minerals, Inc.                  0           (15,531)                0            (15,531)
  Proceeds from convertible
    debenture                                      0                 0           105,000                  0
  Shareholder loan (repayment)                (1,786)          (41,004)         (174,385)           106,088
  Long-term debt (repayment)                  (3,425)          (10,751)           (7,508)            (2,006)
-----------------------------------------------------------------------------------------------------------
                                              (5,211)        3,440,064           812,337          3,714,097
-----------------------------------------------------------------------------------------------------------
INCREASE (DECREASE) IN CASH                  (19,574)          444,340           (25,034)           435,434
CASH, BEGINNING OF PERIOD                     26,090             7,371            31,550             16,277
-----------------------------------------------------------------------------------------------------------
CASH, END OF PERIOD                       $    6,516        $  451,711       $     6,516        $   451,711
===========================================================================================================


See notes to consolidated financial statements.                                4

RICH COAST RESOURCES LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
OCTOBER 31
(UNITED STATES DOLLARS)
(UNAUDITED - SEE NOTICE TO READER)

================================================================================

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

        In the opinion of the Company's management, these financial statements reflect all adjustments necessary to present fairly the Company's consolidated financial position at October 31, 1996 and 1995 and the consolidated results of operations and the consolidated statement of changes in financial position for the six months then ended. The results of operations for the six months ended October 31, 1996 are not necessarily indicative of the results to be expected for the entire fiscal year.


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

RICH COAST RESOURCES LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
OCTOBER 31
(UNITED STATES DOLLARS)
(UNAUDITED - SEE NOTICE TO READER)

================================================================================

2.      CURRENCY TRANSLATION

        Financial statements for reporting periods up to and including the year ended April 30, 1996 were presented in Canadian dollars, the currency of the incorporation jurisdiction of the parent company. Effective May 1,1996 financial statements are presented in United States dollars (except for certain per share issue amounts which are expressed in Canadian (CDN) dollars) as the operations, effective control and management are located in the United States. This change has been given retroactive effect to May 1, 1995 for comparative purposes. Capital stock and deficit of the Canadian parent have been restated in United States dollars using historical rates of exchange. At May 1, 1996 and October 31, 1996 the Canadian parent's investments in the U.S. operating entities are the only assets owned. During the period, the Canadian parent has taken the steps to domestication in the State of Delaware.

3.      LOSS PER SHARE

        Loss per share is computed using the weighted average number of common shares outstanding during each of the periods.

4.      CONVERTIBLE DEBENTURE

        The Company issued a 9.25% convertible debenture for $105,000 with a warrant attached for the purchase of 150,000 shares at $0.70 per share exercisable on or before July 14, 1998.

5.      RELATED PARTY TRANSACTION

        Management fees of $1,831 for the six months ended October 31, 1996 (three months ended October 31, 1996 - $1,831 (six months ended October 31, 1995 - $10,950, three months ended October 31, 1995 - $5,470), were paid to a company controlled by a director.

RICH COAST RESOURCES LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
OCTOBER 31
(UNITED STATES DOLLARS)
(UNAUDITED - SEE NOTICE TO READER)

================================================================================

6.   CAPITAL STOCK

     (a)  Authorized  100,000,000 common shares without par value

     (b)  Issued

====================================================================================================================================
                                        Number of               Price Per
                                         Shares                 Share ($)                 Amount
------------------------------------------------------------------------------------------------------------------------------------
                                                                                        (note 2)
Balance, April 30, 1995                 7,749,422                                      $18,537,578
Shares issued
  For cash, private
    placement                             947,945                  CDN    $ 1.00           699,014
  For cash on exercise
    of stock options                      316,600                  CDN    $ 1.22           284,618
------------------------------------------------------------------------------------------------------------------------------------
Balance, October 31, 1995               9,013,967                                       19,521,210

Shares issued
  For cash, private placement           1,198,945                  CDN    $ 0.95           137,630
  For cash on exercise of
    stock options                         442,150                  CDN    $ 1.13           193,989
  For services                            250,000                  CDN    $ 1.34           246,034
  For settlement of loan
    payable to shareholder                167,376                  CDN    $ 0.85           104,487
  Acquisition of Waste Reduction
    Systems                             3,383,200                  CDN    $ 1.00         2,484,724
------------------------------------------------------------------------------------------------------------------------------------
Balance, April 30, 1996                14,455,638                                       22,688,074

Shares issued
  For cash, private placements            640,000                         $0.765           489,650
  For cash on exercise of                  61,750                  CDN    $1.100            49,580
     options
  For services                            400,000                         $0.875           350,000
------------------------------------------------------------------------------------------------------------------------------------
BALANCE, OCTOBER 31, 1996              15,557,388                                      $23,577,304
====================================================================================================================================

RICH COAST RESOURCES LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
OCTOBER 31
(UNITED STATES DOLLARS)
(UNAUDITED - SEE NOTICE TO READER)

===============================================================================

6.   CAPITAL STOCK (Continued)

     (c) At October 31, 1996, the following share purchase options were outstanding for 3,600,000 shares exercisable at $0.62 per share to January 10, 2006.

=====================================================================================================
                                                                           Exercise         Number
EXPIRY DATE                                                                 Price          of Shares
-----------------------------------------------------------------------------------------------------
October 3, 1998                                CDN                          $ 0.84           15,000
October 21, 1996                               CDN                          $ 1.10           72,300
February 1, 1997                               CDN                          $ 1.34           40,218
March 12, 1997                                 CDN                          $ 1.27           30,031
May 10, 1997                                   CDN                          $ 1.48          184,453
October 26, 2005                               CDN                          $ 0.60           14,450
September 8, 2005                                                           $ 1.00          400,000
December 27, 2005                                                           $ 0.50          800,000
January 15, 2006                                                            $ 0.50          800,000
January 15, 2006                                                            $ 0.75          200,000
-----------------------------------------------------------------------------------------------------


     (d) At October 31, 1996, share purchase warrants were outstanding for 3,600,000 shares exercisable at $0.62 U.S. per share to January 10, 2006.

7.   LONG-TERM DEBT

=====================================================================================================
                                                                          1996                1995
-----------------------------------------------------------------------------------------------------
10% senior secured note, due October 1, 2001, interest payable
monthly                                                                 $2,000,000          $      0

Land contract payable in monthly instalments of $4,753 each
including principal and interest at 8%                                     201,450           233,511

Equipment loan                                                               2,487            15,337
-----------------------------------------------------------------------------------------------------
                                                                         2,203,937           248,848
Less:  Current portion                                                      71,332            60,419
-----------------------------------------------------------------------------------------------------
                                                                        $2,132,605          $188,429
=====================================================================================================

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following information should be read in conjunction with the unaudited consolidated financial statements included herein which are prepared in accordance with generally accepted accounting principles ("GAAP") in Canada for interim financial information. There are no material differences between Canadian GAAP and U.S. GAAP with respect to the Company's unaudited financial statements. All figures used in this form are in U.S. dollars unless otherwise stated.

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

RESULTS OF OPERATIONS

To the date of this Report, the Company's business has been speculative. Cash flow from the Company's operations does not at present, satisfy all operational requirements and cash commitments. The Company has been dependent and continues to rely upon the sale of equity and debt securities in order to fund its development activities and operations and its ability to continue operations is dependent on ability of the Company to continue to obtain financing. There is no assurance that the Company's acquisition of Waste Reduction Systems will provide cash flows sufficient to make the Company a successful operating enterprise. If Waste Reduction Systems does not generate sufficient levels of cash flow from operations additional financial support will be required. Without such funding there could be doubt as the Company's ability to continue to operate in the normal course of business.

The Company has completed their latest technology system for recycling oils and start of production using the new system as a result of winning a major competition for an oil waste stream at one of the big three automotive companies.

Processing of this new waste stream started mid September, 1996. Processing facilities are in place and have demonstrated both the capacity and quality results as planned by Rich Coast. Shipments of processed oil are just beginning with 150,000 gallons having been delivered to customers to date. The recycled industrial lube oil has a ready market and is being sold without any significant finished product inventory build up. In addition, Rich Coast is performing as a second tier supplier under Browning Ferris Industries, to process waste oils and liquids from a second big three company.

The one million gallon bio treatment system located at Rich Coast's new Dearborn facility is nearing completion and expected to be in production before year end. Installation completion was delayed until a scrubber system was located that satisfied air emission requirements. Capacity of the bio system is expected to exceed 50,000 gallons per day.

For the next few months Rich Coast's efforts will be concentrated on fulfilling expectations of its new automotive customers and in accelerating production of its bio treatment plant. After that, its priorities will be to upgrade the quality and increase it's price per gallon from recycled oil product, to increase the company's capacity, and then to pursue the fuel oil market.

In the six months ended October 31, 1996, the Company had sales of $1,025,251 and a gross profit of $263,714.

For the six months ended October 31, 1996, the Company recorded a net loss of $1,284,841 or $0.09 per share. These results compare with a net loss of $566,637 for the six months ended October 31, 1995 or $0.07 per share. The results of operation for the six months ended October 31, 1996 were generally in line with management's expectations.

REVENUES

For the past several years, the Company has been in the development stage and therefore has not generated any significant revenues. During the past three years, the Company received limited revenues from operations of its oil and gas wells. As at April 30, 1996, the Company had sold all of its oil and gas wells.

COST AND EXPENSES

PROFESSIONAL FEES (ACCOUNTING, LEGAL AND AUDIT). Professional fees increased to $115,808 for the six months ended October 31, 1996 from $74,777 for the same period in 1995. Much of the increase was due to expenses associated with the Company's proposed continuance to the State of Delaware. The Company continues to follow a policy of completing much of the regulatory filings within the Company's head office with review by appropriate outside professionals.

SHAREHOLDER RELATIONS. These costs for the six months ended October 31, 1996 were $37,997 versus $95,816 for the same period in 1995.

TRAVEL COSTS. Travel costs were $54,034 for the period in 1996, versus $38,982 for the 1995 period.

CONSULTING FEES. Expenses in the category increased from $16,575 for the period in 1995 to $506,898 for the six months ended October 31, 1996. During the current period, the Board of Directors authorized the issuance of 400,000 shares at a deemed price of $0.875 per share, for a total of $350,000, in lieu of cash compensation for services provided to the Company by a consultant. These services included assisting management in developing corporate strategy, assistance in the establishment of the Company's joint venture in the waste processing industry and negotiating the Company's acquisition of the minority interest in Waste Reduction Systems, and assisting the Company's management in completing a due diligence and business feasibility review of that business.

LOSS FOR THE PERIOD

The net loss for the six month period ended October 31, 1996 amounted to $1,284,841 versus a net loss for the six months ended October 31, 1995 of $566,637.

The Company does not believe that inflation has a significant effect on its business.

LIQUIDITY AND CAPITAL RESOURCES

To date, the Company has not generated sufficient revenue to fund operations. Since its inception, the Company has financed its exploration and development costs and its investment in Waste Reduction Systems primarily from the sale of equity securities through private placements and exercise of director's and employees' options. As at October 31, 1996 the Company had $6,516 cash on hand. Current assets totaled $614,404.

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

                          PART II - OTHER INFORMATION

ITEM 5.       OTHER INFORMATION

At an Extraordinary General Meeting held on September 16, 1996, the Company's shareholders approved proposals pursuant to which the Company has changes its jurisdiction of incorporation from British Columbia, Canada to Delaware by means of a process called a "continuance" under Canadian law and a "domestication" under Delaware law (herein referred to as the "Domestication"). Pursuant to the Domestication, the Company will become a Delaware corporation as if it had originally been incorporated in that jurisdiction and it will be discontinued in British Columbia, Canada.

The Company has applied to the Registrar of Companies for the Province of British Columbia for permission to continue the Company to the State of Delaware. Such approval must be obtained for the Domestication to be effective.

In connection with the Domestication, shareholders approved the change of the Company's name to Rich Coast Inc. In addition, the authorized capital of the Company has changed. Previously, the Company was authorized to issue 100,000,000 shares of no par value common stock under B.C. law. Following the Domestication, the Company will be authorized to issue 100,000,0000 shares of $0.001 par value Common Stock under Delaware law. As part of the Domestication, outstanding shares of the previously authorized no par value common stock are being converted, on a one-for-one basis, to shares of $0.001 par value Common Stock.

As required by British Columbia law, the proposal for Domestication was approved by the affirmative vote of the holders of 75% of the votes cast in respect of the resolution at the Meeting. Under British Columbia law, shareholders were entitled to appraisal rights in connection with the Domestication proposal. Shareholders who did not vote for the Domestication were permitted to elect to have the fair value of their shares determined in accordance with Section 231 of the Company Act (British Columbia), and paid to them, if the Domestication was consummated and if they comply with the provisions of said Section 231. One shareholder requested appraisal rights with respect to 40 shares of Common Stock.

Now that the Company's focus of business development is in the United States as a result of the Merger, management proposed the Domestication with the belief that it is preferable that the Company's organizational and governing documents be governed according to laws of a State of the United States. In particular, under the B.C. Act, there are requirements that a certain number of the Directors of the Company must be ordinarily resident in Canada and British Columbia. With no active business interest in Canada, it has been a continuing problem for the Company to find qualified individuals in British Columbia who are prepared to act as Directors and assume the responsibilities and the risks that are inherent with an individual acting as a Director. Management is, therefore, of the opinion that it was preferable to eliminate this Canadian residency requirements.

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

The Company's principal executive offices have been re-located from Vancouver, B.C. to Dearborn, Michigan, at the same location as the Company's principal operations. The Company's new address is 10200 Ford Road, Dearborn, Michigan 48126. Its telephone number is 313-582-8866.

ITEM 6.       EXHIBITS AND REPORTS ON FORM 8-K

              (a)     Exhibit 27.1 - Financial Data Schedule

              (b) Reports on Form 8-K: None. During the quarter ended October 31, 1996, the Company filed no reports on Form 8-K.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                          RICH COAST INC.



Date:  December 12, 1996                  by:/s/ James P. Fagan
                                             --------------------------------
                                             James P. Fagan, President



Date:  December 12, 1996                  by:/s/ Michael M. Grujucich
                                             --------------------------------
                                             Michael M. Grujucich, Chief
                                             Financial and Accounting Officer

                              INDEX TO EXHIBITS


EXHIBIT
NUMBER                          DESCRIPTION
-------                         -----------


  27        Financial Data Schedule