Form 10QSB
period 1997-01-31
RICH COAST RESOURCES LTD
filed 1997-03-17
CIK 814186

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549
                                  FORM 10-QSB

(X)              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                 SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended
                 January 31, 1997
                 OR
(  )             TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                 SECURITIES EXCHANGE ACT OF 1934 For the transition period from
                 _________ to ___________.

COMMISSION FILE NUMBER:  0-15859
                         -------

                               RICH COAST INC.
       -----------------------------------------------------------------
       (Exact name of small business issuer as specified in its charter)


          Delaware                                     Applied For
------------------------------                    ----------------------
(State or other jurisdiction of                     (I.R.S. Employer
incorporation or organization)                     Identification No.)


                     10200 Ford Road, Dearborn,  MI  48126
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
YES  X   NO
    ---     ---
The number of shares outstanding of the issuer's classes of common equity, as of January 31, 1997 is 14,901,713 shares of Common Stock.

Transitional Small Business Disclosure Format (check one):   YES    NO  X
                                                                ---    ---

NOTICE TO READER


We have compiled the consolidated balance sheets of Rich Coast Resources Ltd. as at January 31, 1997 and 1996 and the consolidated statements of operations for the nine months and three months ended January 31, 1997 and 1996 and the consolidated statement of changes in financial position for the nine months ended January 31, 1997 and 1996 from information provided by management. We have not audited, reviewed or otherwise attempted to verify the accuracy or completeness of such information. Readers are cautioned that these statements may not be appropriate for their purposes.





/s/ Smythe Ratcliffe


Chartered Accountants

Vancouver, British Columbia
March 11, 1997

RICH COAST RESOURCES LTD.
CONSOLIDATED BALANCE SHEETS
(U.S. DOLLARS)
(UNAUDITED - SEE NOTICE TO READER)

=============================================================================================================
                                                                                    JANUARY 31,
                                                                             1997                1996
-------------------------------------------------------------------------------------------------------------
ASSETS
CURRENT
  Cash                                                                     $      3,899         $    346,800
  Accounts receivable                                                           371,459              499,558
  Inventory                                                                     145,806                    0
  Prepaid expenses                                                               21,715               30,419
  Deposit                                                                             0              350,918
-------------------------------------------------------------------------------------------------------------

                                                                                542,879            1,227,695
DISTILLATION UNIT                                                             2,024,706            2,024,706
INVESTMENT IN AND EXPENDITURES ON MINERAL
  PROPERTIES                                                                          0               76,663
CAPITAL ASSETS                                                                3,423,963            3,251,298
PATENT AND TECHNOLOGY, net                                                       32,273               35,785
DUE FROM JOSSCO INC.                                                                  0               20,000
INVESTMENT IN AND EXPENDITURES ON OIL
  AND PROPERTIES                                                                      0                    4
-------------------------------------------------------------------------------------------------------------
                                                                           $  6,023,821         $  6,636,151
=============================================================================================================
LIABILITIES
CURRENT
  Accounts payable and accrued liabilities                                 $  1,696,859             $925,747
  9.25% Convertible debentures (note 4)                                         240,000              106,088
  Current portion of long-term debt                                              87,023               73,738
-------------------------------------------------------------------------------------------------------------
                                                                              2,023,882            1,105,573
LONG-TERM DEBT (note 7)                                                       2,120,918            2,166,299
-------------------------------------------------------------------------------------------------------------
                                                                              4,144,800            3,271,872
-------------------------------------------------------------------------------------------------------------
Shareholders' Equity
CAPITAL STOCK (note 6)                                                       23,859,835           22,412,716
CAPITAL STOCK SUBSCRIBED                                                              0              104,679
ADJUSTMENT TO ASSETS ON ACQUISITION
  OF PARTNERSHIP                                                                      0           (2,494,801)
FINANCING COSTS                                                                       0             (309,282)
DEFICIT                                                                     (21,980,814)         (16,349,033)
-------------------------------------------------------------------------------------------------------------
                                                                              1,879,021            3,364,279
-------------------------------------------------------------------------------------------------------------
                                                                           $  6,023,821         $  6,636,151
=============================================================================================================





See notes to consolidated financial statements.

RICH COAST RESOURCES LTD.
CONSOLIDATED STATEMENTS OF OPERATIONS
(U.S. DOLLARS)
(UNAUDITED - SEE NOTICE TO READER)

=========================================================================================================
                                                   THREE MONTHS                      NINE MONTHS
                                                ENDED JANUARY 31,                 ENDED JANUARY 31,
                                               1997            1996            1997              1996
---------------------------------------------------------------------------------------------------------
SALES                                      $   388,538    $   435,742       $ 1,413,789       $1,124,062
COST OF SALES                                  253,714        158,092         1,015,251          364,982
---------------------------------------------------------------------------------------------------------
GROSS PROFIT                                   134,824        277,650           398,538          759,080
---------------------------------------------------------------------------------------------------------
EXPENSES
  Factoring fee                                 11,112         18,481            14,075           51,848
  Wages                                        214,702        114,624           499,484          482,693
  Office and general                            45,270         96,963           146,154          181,404
  Telephone, facsimile and
    utilities                                    6,529         16,959            22,978           41,639
  Travel                                        10,419         27,063            64,453           66,045
  Repairs and maintenance                        7,715         27,285            29,631           63,585
  Financing                                         96         26,091            26,837           32,105
  Audit and accounting
    and legal                                   16,360         28,480           132,168          103,257
  Shareholder relations                          3,656         14,292            41,653          110,108
  Listing and filing fees                           17         13,026             4,774           21,392
  Bad debts                                          0            500             5,990           27,284
  Consulting                                    49,390         10,388           657,443           26,963
  Transfer agent                                     0          2,686                 0            8,020
  Property taxes                                13,742         13,692            55,848           37,449
  Insurance                                     18,867         11,713            71,076           40,089
  Exchange translation (gain) loss               8,218          6,836            27,274          (29,811)
  Interest, miscellaneous income
    and bank charges, net                       49,078            277           111,660           40,751
  Depreciation                                  78,381         84,971           280,584          257,571
---------------------------------------------------------------------------------------------------------
                                               533,552        514,327         2,192,082        1,562,392
---------------------------------------------------------------------------------------------------------
NET LOSS FOR THE PERIOD                    $  (398,728)   $  (236,677)      $(1,793,544)      $ (803,312)
=========================================================================================================
LOSS PER SHARE                             $              $                 $                 $
=========================================================================================================
WEIGHTED AVERAGE NUMBER OF
  SHARES OUTSTANDING                        14,834,670      9,279,580        14,560,453        8,500,605
=========================================================================================================





See notes to consolidated financial statements.

RICH COAST RESOURCES LTD.
CONSOLIDATED STATEMENTS OF CHANGES IN FINANCIAL POSITION
(U.S. DOLLARS)
(UNAUDITED - SEE NOTICE TO READER)

=============================================================================================================
                                                   THREE MONTHS                       NINE MONTHS
                                                ENDED JANUARY 31,                  ENDED JANUARY 31,
                                               1997            1996             1997               1996
-------------------------------------------------------------------------------------------------------------
CASH USED IN OPERATING ACTIVITIES
Net loss for period                          $(398,728)   $  (236,677)       $(1,793,544)       $  (803,312)
Item not involving cash
  Depreciation                                  78,371         84,971            280,584            257,571
-------------------------------------------------------------------------------------------------------------
                                              (320,357)      (151,706)        (1,512,960)          (545,741)
-------------------------------------------------------------------------------------------------------------
CHANGES IN NON-CASH WORKING CAPITAL
  Deposit                                        9,492          7,409              5,460           (347,318)
  Accounts receivable                           11,185       (162,818)           143,662           (261,746)
  Prepaid expenses                              33,257        (28,718)            19,971            (26,602)
  Accounts payable and accrued
    liabilities                                (60,450)      (140,077)           332,734            (26,039)
  Inventory                                    (55,259)             0           (145,806)                 0
  Due to shareholder                           310,233              0             65,615            106,088
-------------------------------------------------------------------------------------------------------------
                                               248,458       (324,204)           421,636           (555,617)
-------------------------------------------------------------------------------------------------------------
                                               (71,899)      (475,910)        (1,091,324)        (1,101,358)
-------------------------------------------------------------------------------------------------------------
INVESTING ACTIVITIES
  Adjustment to assets on merger                     0              0                  0         (2,494,801)
  Additions to distillation unit                     0              0                  0            (16,001)
  Expenditures on mineral properties                 0         (2,488)                 0             (2,488)
  Purchase of capital assets                    (4,822)    (1,662,659)          (104,584)        (1,675,016)
  Advance to Jossco Inc.                             0              0                  0            (20,000)
-------------------------------------------------------------------------------------------------------------
                                                (4,822)    (1,665,147)          (104,584)        (4,208,306)
-------------------------------------------------------------------------------------------------------------
FINANCING ACTIVITIES
  Acquisition of Waste Reduction
    Systems                                          0      2,484,724                  0                  0
  Issue of capital stock
    For cash                                         0        249,822            557,781          3,875,138
    For settlement of debt                           0              0            105,000                  0
    For services                                70,090        156,960            508,980                  0
  Note payable                                       0              0                  0          2,000,000
  Capital stock subscribed                           0     (2,537,268)                 0            104,679
  Finder's fees                                      0       (309,282)                 0           (309,282)
  Long-term debt                                 4,004      1,991,190             (3,504)           (28,341)
  Repayment of capital lease                         0              0                  0             (2,006)
-------------------------------------------------------------------------------------------------------------
                                                74,094      2,036,146          1,168,257          5,640,188
=============================================================================================================
INCREASE (DECREASE) IN CASH                     (2,627)      (104,911)           (27,651)           330,524
CASH, BEGINNING OF PERIOD                        6,516        451,711             31,550             16,276
-------------------------------------------------------------------------------------------------------------
CASH, END OF PERIOD                          $   3,889    $   346,800        $     3,899        $   346,800
=============================================================================================================





See notes to consolidated financial statements.

RICH COAST RESOURCES LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JANUARY 31, 1997
(U.S. DOLLARS)
(UNAUDITED - SEE NOTICE TO READER)



1.      BASIS OF PRESENTATION

        These unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in Canada for interim financial information and conform in all material respects with those of the United States. These financial statements are condensed, do not include all disclosures required for annual financial statements, and should be read in conjunction with the Company's audited consolidated financial statements incorporated by reference in the Company's Annual Report on Form 10-K for the year ended April 30, 1996.

        In the opinion of the Company's management, these financial statements reflect all adjustments necessary to present fairly the Company's consolidated financial position at January 31, 1997 and 1996 and the consolidated results of operations and the consolidated changes in financial position for the nine months ended. The results of operations for the nine months ended January 31, 1997 are not necessarily indicative of the results to be expected for the entire fiscal year.

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

        Prior to acquiring the partnership interest, the Company reported its share of the net loss of the partnership as an adjustment of investment in the partnership. As a result of the merger the Company owns 100% of the former partnership, consequently all the assets, liabilities and income and expense of that entity are included in the consolidated financial statements with effect from the commencement of business since the formation of the partnership approximates $4,988,000.

        Prior to acquiring the partnership interest, the Company was engaged in the mineral exploration business and had an accumulated deficit of $13,210,746. The accumulated losses of the waste reduction business since the formation of the partnership approximates $4,988,000.

RICH COAST RESOURCES LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JANUARY 31
(U.S. DOLLARS)
(UNAUDITED - SEE NOTICE TO READER)


2.      CURRENCY TRANSLATION

        Financial statements for reporting periods up to and including the year ended April 30, 1996 were presented in Canadian dollars, the currency of the incorporation jurisdiction of the parent company. Effective May 1,1996 financial statements are presented in United States dollars (except for certain per share issue amounts which are expressed in Canadian (CDN) dollars) as the operations, effective control and management are located in the United States. This change has been given retroactive effect to May 1, 1995 for comparative purposes. Capital stock and deficit of the Canadian parent have been restated in United States dollars using historical rates of exchange. At May 1, 1996 and January 31, 1997 the Canadian parent's investments in the U.S. operating entities are the only assets owned. During the period ended January 31, 1997, the Canadian parent proceeded for domestication in the State of Delaware.

3.      LOSS PER SHARE

        Loss per share is computed using the weighted average number of common shares outstanding during each of the periods.

4.      CONVERTIBLE DEBENTURE

        The Company has issued two 9.25% convertible debentures for $240,000 which are convertible at the option of the lenders into common shares at the price of $0.50 per share in respect to the $90,000 debenture and at the price of $0.25 per share in respect to the $150,000 debenture. Both debentures mature six months from their issue date of November 5, 1996 for the $90,000 debenture and January 13, 1997 for the $150,000 debenture.

5.      RELATED PARTY TRANSACTION

        Management fees of $8,820 for the nine months ended January 31, 1997 (three months ended January 31, 1997 - $6,989 (six months ended January 31, 1996 - $18,341, three months ended January 31, 1996 - $7,391), were paid to a company controlled by a director.

RICH COAST RESOURCES LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JANUARY 31
(U.S. DOLLARS)
(UNAUDITED - SEE NOTICE TO READER)


6.   CAPITAL STOCK

     (a)  Authorized
            100,000,000 common shares without par value

     (b)  Issued

===================================================================================================
                                      NUMBER OF               PRICE PER
                                       SHARES                 SHARE ($)                 AMOUNT
---------------------------------------------------------------------------------------------------
                                                                                       (note 2)
BALANCE, APRIL 30, 1995                 7,749,422                                      $18,537,578
Shares issued
  For cash, private
    placement                           1,198,945              CDN    $ 1.00               836,644
  For cash on exercise
    of stock options                      466,150              CDN    $ 1.22               396,810
  For services                            166,600                                          156,960
  Acquisition of Waste Reduction
    Reduction Systems                   3,383,200              CDN    $ 1.00             2,484,724
---------------------------------------------------------------------------------------------------
BALANCE, JANUARY 31, 1996              12,964,317                                       22,412,716

Shares issued
  For cash on exercise of
    stock options                         109,000              CDN    $ 1.13                81,797
  For services                             83,400              CDN    $ 1.34                89,074
  For settlement of loan
    payable to shareholder                167,376              CDN    $ 0.85               104,487
---------------------------------------------------------------------------------------------------
BALANCE, APRIL 30, 1996                13,324,093                                       22,688,074

Shares issued
  For settlement of debt                  152,470                     $ 0.70               105,000
  For cash, private                       635,000                     $                    489,650
  For cash on exercise of                  81,750              CDN    $                     68,131
  For services                            708,400                     $                    508,980
---------------------------------------------------------------------------------------------------
BALANCE, JANUARY 31, 1997              14,901,713                                      $23,859,835
===================================================================================================

RICH COAST RESOURCES LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JANUARY 31
(U.S. DOLLARS)
(UNAUDITED - SEE NOTICE TO READER)


6.   CAPITAL STOCK (Continued)

   (c)  At January 31, the following share purchase options were outstanding

==================================================================
                                          EXERCISE        NUMBER
EXPIRY DATE                                PRICE        OF SHARES
------------------------------------------------------------------
October 3, 1998                     CDN    $ 0.84           15,000
February 1, 1997                    CDN    $ 1.34           40,218
March 12, 1997                      CDN    $ 1.27           10,031
May 10, 1997                        CDN    $ 1.48          184,453
October 26, 2005                    CDN    $ 0.60           14,450
September 8, 2005                          $ 1.00          400,000
December 27, 2005                          $ 0.50          800,000
January 15, 2006                           $ 0.50          800,000
January 15, 2006                           $ 0.75          200,000
==================================================================


     (d) At January 31, 1997, share purchase warrants were outstanding for 3,600,000 shares exercisable at $0.62 per share to January 10, 2006.

     (e) The Company has issued 600,000 non-transferable warrants in connection with the issue of a debenture for $150,000 (note 4). The warrants entitle the holder to purchase up to 600,000 common shares at $0.25 per share at any time until January 12, 1999.

7.   LONG-TERM DEBT

=========================================================================
                                             1997                1996
-------------------------------------------------------------------------
10% senior secured note, due
October 1, 2001, interest
payable monthly                            $2,000,000          $2,000,000

Land contract payable in monthly
instalments of $4,753 each including
principal and interest at 8%                  194,605             224,700

Equipment loan                                  2,487              15,337
-------------------------------------------------------------------------

                                            2,197,092           2,240,037
Less:  Current portion                         76,174              73,738
-------------------------------------------------------------------------

                                           $2,120,918          $2,166,299
=========================================================================

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

RESULTS OF OPERATIONS

To the date of this Report, the Company's business has been speculative. Cash flow from the Company's operations does not, at present, satisfy all operational requirements and cash commitments. The Company has been dependent and continues to rely upon the sale of equity and debt securities in order to fund its development activities and operations and its ability to continue operations is dependent on the ability of the Company to continue to obtain financing. There is no assurance that the Company's acquisition of Waste Reduction Systems will provide cash flows sufficient to make the Company a successful operating enterprise. If Waste Reduction Systems does not generate sufficient levels of cash flow from operations additional financial support will be required. Without such funding there could be doubt as the Company's ability to continue to operate in the normal course of business.

The Company has completed its latest technology system for recycling oils and start of production using the new system as a result of winning a major competition for an oil waste stream at one of the big three automotive companies.

The one million gallon bio treatment system located at Rich Coast's new Dearborn facility is expected to be in production by mid year. Capacity of the bio system is expected to exceed 50,000 gallons per day.

For the next few months Rich Coast's efforts will be concentrated on fulfilling expectations of its new automotive customers and in accelerating production of its bio treatment plant. After that, its priorities will be to upgrade the quality and increase its price per gallon from recycled oil product, to increase the Company's capacity, and then to pursue the fuel oil market.

In the nine months ended January 31, 1997, the Company had sales of $1,413,789 and a gross profit of $398,538.

For the nine months ended January 31, 1997, the Company recorded a net lossof $1,793,544 or $0.12 per share. These results compare with a net loss of $803,312 for the nine months ended January 31, 1996 or $0.09 per share. The results of operation for the nine months ended October 31, 1997 were generally in line with management's expectations.

REVENUES

For the past several years, the Company has been in the development stage and therefore has not generated revenues sufficient to provide an operating profit.

COST AND EXPENSES

PROFESSIONAL FEES (ACCOUNTING, LEGAL AND AUDIT). Professional fees increased to $132,168 for the nine months ended January 31, 1997 from $103,257 for the same period in 1996. Much of the increase was due to expenses associated with the Company's proposed continuance to the State of Delaware. The Company continues to follow a policy of completing much of the regulatory filings within the Company's head office with review by appropriate outside professionals.

SHAREHOLDER RELATIONS. These costs for the nine months ended January 31, 1997 decreased to $41,653 versus $110,108 for the same period in 1996.

TRAVEL COSTS. Travel costs were $64,453 for the period in 1997, versus $66,045 for the 1996 period.

CONSULTING FEES. Expenses in the category increased from $27,284 for the period in 1996 to 657,443 for the nine months ended January 31, 1997. During the current period, the Board of Directors authorized the issuance of 400,000 shares at a deemed price of $0.875 per share, for a total of $350,000, in lieu of cash compensation for services provided to the Company by a consultant. These services included assisting management in developing corporate strategy, assistance in the establishment of the Company's joint venture in the waste processing industry and negotiating the Company's acquisition of the minority interest in Waste Reduction Systems, and assisting the Company's management in completing a due diligence and business feasibility review of that business.

LOSS FOR THE PERIOD

The net loss for the nine month period ended January 31, 1997 amounted to $1,793,544 versus a net loss for the nine months ended January 31, 1996 of $803,312.

The Company does not believe that inflation has a significant effect on its business.



LIQUIDITY AND CAPITAL RESOURCES

To date, the Company has not generated sufficient revenue to fund operations. Since its inception, the Company has financed its exploration and development costs and its investment in Waste Reduction Systems primarily from the sale of equity securities through private placements and exercise of director's and employees' options. As at January 31, 1997 the Company had $3,889 cash on hand. Current assets totaled $542,879.

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

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)      Exhibit 27.4 - Financial Data Schedule

(b) Reports on Form 8-K: None. During the quarter ended January 31, 1997, the Company filed no reports on Form 8-K.

                                 SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                       RICH COAST INC.



Date:  March 14, 1997                  by: /s/ James P. Fagan James
                                          ---------------------------------
                                            P. Fagan, President



Date:  March 14, 1997                  by: /s/ Michael M. Grujucich
                                          ---------------------------------
                                           Michael M. Grujucich, Chief
                                           Financial and Accounting Officer

                               EXHIBIT INDEX


Exhibit No.                     Description                      Page No.
-----------                     -----------                      --------
   27.4                   Financial Data Schedule