Form 10KSB
period 1997-04-30
RICH COAST INC
filed 1997-08-14
CIK 814186

                    U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  FORM 10-KSB

  (MARK ONE)

  [X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED APRIL 30, 1997

  [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD OF _________ TO _________.

  COMMISSION FILE NUMBER:  0-15859


                                RICH COAST INC.
                                ---------------
                 (NAME OF SMALL BUSINESS ISSUER IN ITS CHARTER)


                DELAWARE                                     91-1835978
   ------------------------------                       -------------------
   State or other jurisdiction of                       (I.R. S. Employer
   incorporation or organization                        Identification No.)


                   10200 FORD ROAD, DEARBORN, MICHIGAN 48126
                   -----------------------------------------
                    (Address of principal executive offices)

  Issuer's telephone number:   313-582-8866
  Securities registered under Section 12(b) of the Act:   None

             Securities registered under Section 12(g) of the Act:

                         COMMON STOCK, $.001 PAR VALUE
                         -----------------------------
                                (Title of Class)

Check whether the Issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
         Yes [x]           No [  ]

Check here if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

Issuer's revenues for its most recent fiscal year: $1,897,155.

At July 14, 1997 there were 16,559,922 shares of the Registrant's no par value Common Stock ("Common Stock"), the only outstanding class of voting securities, outstanding. Based on the closing price of the Common Stock as reported by Nasdaq on July 14, 1997, the aggregate market value of Common Stock held by non-affiliates of the Registrant was approximately $4,139,981.

Transitional Small Business Disclosure Format (check one):    Yes [  ]   No [x]

                                RICH COAST INC.
                                  FORM 10-KSB

                                     PART I

ITEM 1.           DESCRIPTION OF BUSINESS

General Development of Business.

Rich Coast Inc. (the "Company" and/or "Rich Coast") is a non-hazardous waste treatment facility specializing in recycling of waste oils. The Company is domiciled in Delaware and operates under the General Corporation Law of the State of Delaware. Rich Coast's executive office is located at 10200 Ford Road, Dearborn, MI 48126. All of Rich Coast's operations are located in Dearborn, Michigan at 10200 Ford Road and at 6011 Wyoming Avenue.

Until 1992, the Company's primary focus was exploration and development of natural resource properties. The Company was initially incorporated in the Province of British Columbia and through 1996 operated under the name of Rich Coast Resources Ltd. Effective February 25, 1997 the Company was reincorporated in Delaware under the name Rich Coast Inc.

In 1992, the Company began activities in the environmental industry. Pursuant to an agreement dated August 31, 1992, the Company, through its wholly-owned subsidiary Rich Coast Resources Inc. ("RCRI"), a Michigan corporation, formed "Waste Reduction Systems" ("WRS"), a general partnership under the Michigan Uniform Partnership Act, together with Integrated Waste Systems, Inc. ("IWS") of Bloomfield Hills, Michigan and The Powers Fagan Group, Inc. ("P & F") of East Lansing, Michigan.

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

Pursuant to an Agreement of Merger, the Company acquired WRS's operations by merger of two of its partners, IWS and P & F, into its third partner, RCRI (the "Merger"), in a transaction intended to qualify as a tax-free reorganization. The Merger was effective as of December 26, 1995, the date on which the Certificate of Merger was accepted by the Michigan Department of Commerce. For accounting and certain other purposes, the Merger was effective as of October 31, 1995.

In connection with the Merger, three of the six directors resigned from the Company's Board of Directors effective January 15, 1996. Robert W. Truxell and James P. Fagan, principals of IWS and P & F respectively, were elected as directors and officers of the Company. See "Management."

Following the Merger, the Company's principal operations have been conducted through RCRI and its activities and property interests in the natural resource industry have been eliminated.

On January 16, 1996, the Company acquired a new plant and processing facility located in Dearborn, Michigan from Mobil Oil Corporation. This acquisition increased the Company's oil processing capacity by approximately ten times. As part of this acquisition the Company acquired more than nine million gallons of tank capacity which, when combined with the increased processing capacity, will allow the Company to pursue much larger contracts. The Company also acquired a 17-mile product pipeline from the facility to the Detroit River, which gives the Company access to the St. Lawrence Seaway and the Great Lakes Waterway System. This will allow the Company to ship and receive product from waste generators and customers throughout the world. To fund the acquisition the Company completed a $2.0 million senior secured debt financing with a private investor. The five-year financing bears interest at 10% and may be prepaid at any time without penalty.

Effective January 1, 1997 James P. Fagan was appointed as President and Chief Executive Officer replacing Robert W. Truxell as Chief Executive Officer. Mr. Truxell remains as Corporate Chairman and Chairman of the Board of Directors.

Current employment at Rich Coast's Dearborn location consists of three executive officers, five administrative and sales personnel plus fourteen operating employees for total workforce of twenty two people. The operating personnel are not unionized. Normal operations are conducted ten hours per weekday and a half shift on Saturdays.

Business of Rich Coast Inc.

Rich Coast Inc. conducts business through its three subsidiaries; Rich Coast Oil, Inc.; RCRI (d/b/a Waste Reduction Systems, Inc.); and Rich Coast Pipeline, Inc. Present plans are for Rich Coast Oil, Inc. to receive all oily waste streams for treatment to separate and purify the oil and to dispose of the remaining sludge and water. The Rich Coast oil site will also house the biological treatment operations. Waste Reduction Systems, Inc. will receive all other non-hazardous wastes for treatment and disposal at its Ford Road site. Rich Coast Pipeline, Inc. is inactive at present but will be utilized when volume justifies.

Rich Coast Oil, Inc. Operations are conducted at 6011 Wyoming Ave., Dearborn, Michigan at the 17 acre site acquired from Mobil Oil Corporation on January 16, 1996. Currently, a relatively small percentage of incoming non-hazardous liquid waste materials are unloaded, stored and processed at the Wyoming Ave. site. Installations are underway which will convert a one million gallon tank for biological treatment of liquid organic wastes prior to discharge to the Detroit sewerage system.

In addition, plans are underway to modify an existing truck maintenance building to accommodate four forty thousand gallon tanks which will be used to separate oil from waste streams and to treat the oil so that, initially, it can be sold to suppliers of cutting oil and, ultimately, directly to users of cutting oil. Total funding required for completion of both the biological treatment system and the oil recycling system is not yet available. A convertible note is being offered by the Company to raise $800,000. This note will pay a 10% interest rate and be converted into common stock at a 40 percent discount to the market price after eighteen months. Resultant funds are expected to be sufficient to complete the biological and oil systems.

Waste Reduction Systems, Inc. Operations are conducted at 10200 Ford Road, Dearborn, Michigan. The total site area comprises approximately 3.5 acres and includes a 23,000 square foot steel and brick building in which the treatment plant is located. The site has ample parking and room for tanker trucks to maneuver. WRS entered into a 7 year land contract in 1993 for the building at a rate of $4,754 per month and a renewable 7 year lease which will cause the land to be titled to WRS for $1.00, either after satisfactory clean-up by others or after 91 years. Non-hazardous wastes in the form of sludges, oily wastes, drum and pallet loads, waste waters and leachates are treated at Ford Road for either disposal to the Detroit sewerage system, the Browning-Ferris Industries landfill at Arbor Hills, Michigan or as a recycled oil product. Capacity at the Ford Road site presently is limited due to incoming truck traffic. In the future, oily wastes will be diverted to the Wyoming Ave. site, as will be much of the waste waters and leachate. Ford Road will expand its capability to process wastes that require shredding and for wastes that require a pit or mixing floor for processing prior to disposal. Longer term the Company expects to consolidate all Michigan operations at its Wyoming Ave. site.

Rich Coast Pipeline, Inc. The 17 mile long pipeline from Rich Coast's Wyoming Ave. site to Mobil Oil Corporation's Woodhaven oil terminal was purchased knowing that some repairs probably would be required.

The price of the pipeline sale to Rich Coast was reduced as consideration for repairs to be paid for by Rich Coast Inc. Before the pipeline is repaired, Rich Coast must be assured that a viable terminalling agreement can be negotiated with Mobil Oil Corp. An agreement exists at present between Mobil and Rich Coast Resources, Inc. which was and still is a corporation domiciled in Michigan and controlled by Rich Coast Inc.; however, the existing terminalling agreement contains terms that are unacceptable to Rich Coast and would make utilization of the pipeline uneconomical. When and if an acceptable terminalling agreement can be reached the Company still will require a long term contract with several large volume users to justify barge shipments throughout the Great Lakes Region and the St. Lawrence Seaway. When the Wyoming Ave. facility is fully on stream it is anticipated that pipeline repairs and the terminalling agreement will be pursued.

Facility Value, Potential and Objectives. When the Mobil Oil terminal came on the market, Rich Coast was faced with an unprecedented opportunity but without adequate funding to acquire and facilitate the Mobil Oil property. Realizing that to replicate the Mobil Oil terminal at a later date would be prohibitively expensive and time consuming, Rich Coast borrowed $2,000,000 and acquired Mobil's 17 acres in the heart of the automobile industry. This acreage included 12 storage tanks with over nine million gallons of capacity, an administration building, a truck maintenance building, six tanker truck loading and unloading racks which connect to all tanks, a one million gallon per day sewer permit, a supportive community which allows industrial zoning and expansion permits plus the pipeline to the Detroit River which gives Rich Coast the opportunity to service the entire east coast of the United States.

Rich Coast's 17 acre Wyoming Ave. site has had 58 borings analyzed by the State of Michigan and has received a "covenant not to be sued" by the State of Michigan. This environmental status is extremely attractive to all major automotive industry suppliers in the area and, of course, to Ford, General Motors and Chrysler, inasmuch as they avoid liability for any pollution that existed at the time borings were made. Rich Coast has successfully passed customer audits conducted recently that allow the Company to compete for the oily wastes coming out of the auto industry. The volume of potential business makes an increase in processing capability necessary and attainment of this capacity is a top priority and objective for Rich Coast. It is anticipated that additional funds required for the expanded processing capability will come from subscriptions to the convertible note described earlier. The biological treatment system now nearing completion is an excellent complementary system to the waste oil treatment in that the oily water separated during the treatment process can go directly to the bio system and then to the sewer with assurances that even the more stringent discharge regulations now being considered by the EPA can be met. Rich Coast envisions a worldwide demand for its combined systems for oily wastes.

When Rich Coast completes its conversion of the gasoline terminal to a non-hazardous waste disposal and oil recycling facility, it will become a uniquely competitive and high quality oil recycling facility. With its proprietary processes and a facility that would be extremely expensive and time consuming to replicate, Rich Coast fully expects to dominate its market area when this conversion is complete.

ITEM 2.           DESCRIPTION OF PROPERTY

See discussion above Under "Business of Rich Coast Inc."

ITEM 3.           LEGAL PROCEEDINGS

The Company is not a party to any pending legal proceeding and none of its property is the subject of any legal proceeding. The litigation previously pending, involving Daniel A. Gillett and DM Capital v Rich Coast Resources, Ltd. and Robert Truxell was settled by an Agreement reached in December, 1996 wherein Daniel A. Gillett was paid $20,000 in cash and 40,000 shares of common stock of Rich Coast Resources, Ltd. at date of signing with 200,000 additional shares issued upon the Company receiving approval by the British Columbia Securities Commission of its re-domicile request. A future and final payment of $100,000 in cash will be paid to Mr. Gillett upon the Company's receipt of a minimum of $1,000,000 of additional gross investment capital. The settlement with Mr. Gillett is payment for his services in securing the $2.0 million debt financing for purchase of the Mobil Oil Corporation terminal in Dearborn, Michigan.

ITEM 4.           SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were no matters submitted to a vote of the shareholders, through the solicitation of proxies or otherwise, during the fourth quarter of fiscal 1997.

                                    PART II

ITEM 5.           MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED
                  STOCKHOLDER MATTERS

Market Information. The Common Stock of the Company is listed on the NASDAQ Small Cap Market under the trading symbol "KRHC". The following table sets forth the high and low market prices of the Company's Common Stock as reported by NASDAQ during the periods indicated. The following prices represent inter-dealer quotations without retail markups, markdowns, or commission and do not necessarily represent actual transactions.

NASDAQ Small Cap Market.

                                            High Bid $              Low Bid $
                                            ----------              ---------
        Calendar
        --------
1997    Second Quarter (4/1 - 6/30)              .34                    .25
        First Quarter  (1/1 - 3/31)              .44                    .20

1996    Fourth Quarter  (10/1 - 12/31)           .72                    .31
        Third Quarter   (7/1 - 9/30)             .75                    .59
        Second Quarter  (4/1 - 6/30)            1.00                    .6875
        First Quarter   (1/1 - 3/31)             .96875                 .625

1995    Fourth Quarter  (10/1 - 12/31)          1.0312                  .50
        Third Quarter   (7/1 - 9/30)            1.25                    .50

The closing price of the Common Stock on NASDAQ on July 14, 1997 was $0.25.

Holders. As of July 14, 1997, there were approximately 3,700 holders of the Company's Common Stock, and the number of shares issued and outstanding was 16,559,922.

Dividends. During the two most recent fiscal years, the Company has not declared or paid cash or other dividends on its Common Stock.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The Company entered into a new development stage when Rich Coast Resources, Ltd., Integrated Waste Systems, and the Powers Fagan Group merged with an effective financial start date of October 31, 1995. At that time the main business focus became treatment of non-hazardous wastes. All remaining mining, gas and oil related businesses were disposed of in fiscal year 1997 without any gain or loss to the Company.

As a result of acquiring the Mobil Oil Corporation terminal in Dearborn, MI and redomiciling of the Company from British Columbia, Canada to Delaware, U.S.A., the Company reorganized into the parent company, Rich Coast Inc. and four subsidiary C Corporations identified as:

         Rich Coast Resources, Inc.
         RichCoast Oil, Inc.
         Waste Reduction Systems, Inc.
         Rich Coast Pipeline, Inc.

FISCAL YEARS ENDED APRIL 30, 1997 AND 1996

Revenues and Results of Operations

Revenues have increased by 83% since 1995 and increased from $1,741,352 in 1996 to $1,897,155 in 1997 even though operations were partially shut down on occasions as they were transferred from the Company's Ford Rd. location to its new terminal location on Wyoming Ave. in Dearborn, MI.

The Company's loss increased substantially from $1,420,919 in 1996 to $1,928,329 in 1997. Costs associated with the merger, restructuring and redomiciling along with added overhead from the Mobil terminal acquisition account for a large portion of the losses in 1997. Those losses also include facilities and services acquired through an exchange of common shares. The losses were incurred to transform the Company into an effective organization and to provide for essential services and new facilities. Management expects to attain a positive monthly net income before the end of fiscal 1998, however, the Company's business continues to be speculative.

The Company will continue to pursue equity financing to complete its oil recycling processes and to increase its capacity. Prospects for raising the required funds are promising; however, without additional funding there could be doubt as to the Company's ability to continue to operate in the normal course of business.

Salaries and Wages/Consulting Services

Salaries and wages increased by $147,935 from 1996 but remain $121,694 under 1995 costs. Consolidation of operations at Dearborn has resulted in a long term savings but non-recurring high costs in consulting and legal services of over one million dollars have overshadowed the current advantages of consolidation.

Audit, Accounting and Legal

The unusually high 1997 cost of $213,911 reflects the one time cost of merger, acquisition of the Mobil property, and redomiciling to Delaware, U.S.A. Costs of $58,462 experienced in 1995 are close to what the Company expects to be normal costs.

Interest and Bank Charges

The increase in expenses from 1996 of $157,666 is more than accounted for by the interest expense of the loan to purchase the Mobil terminal and will continue until the five year loan is paid off.

Liquidity and Capital Resources

The Company is in a negative cash flow condition and will continue to be until additional facilities can be financed, installed and placed in operation at its recently acquired Mobil terminal. Deficits have been covered by private placements, issuance of convertible debentures, factoring of receivables and by an increase in accounts payable.

Subsequent to year end, the Company has received funds from the sale of convertible notes described earlier. Proceeds from that financing will fund expansion of the Company's business plan which forecasts significantly lower losses in the first half of 1998 and profitability before the end of 1998. Convertible note funds will be dedicated to completion of the biological treatment system and two new oil process systems. Resultant revenues are being depended upon to turn the Company profitable in 1998.

ITEM 7.           FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

See Financial Statements and Supplementary Data following the signature page of this Annual Report.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

                  None.

                                    PART III

ITEM 9.           DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS;
                  COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

The names, ages, municipalities of residence, positions with the Registrant, and principal occupations of the directors and executive officers of the Registrant as of July 14, 1997 are as follows:

     NAME, AGE AND
MUNICIPALITY RESIDENCE   OFFICE                            PRINCIPAL OCCUPATION
----------------------   ------                            --------------------
ROBERT W. TRUXELL        Chairman of the Board and         Chairman and Chief Executive
Bloomfield Hills, MI     Director since January 1996       Officer of Integrated Waste Systems,
Age:     72                                                1992-1995; President of Microcel,
                                                           Inc., 1990-1992; Vice-President of
                                                           General Dynamics, 1983-1990

JAMES P. FAGAN           President and Director since      President and Chief Operating
Michigan                 January 1996; Chief               Okemos, Officer of Waste Reduction
Age:      46             Executive  Officer since          Systems 1992-1995; Vice-President
                         January 1997                      of  The Powers Fagan Group,
                                                           Inc.1990-1996

THORNTON J. DONALDSON    Director since June 1984;         Self-employed financial and mining
West Vancouver, B.C.     Past President of the             consultant; President of United
Age:     67              Company (June 1984 -              Corporate Advisors Ltd. and Director
                         January 1996)                     of BYG Natural Resources Inc. (TSE
                                                           listed)

GEOFFREY HORNBY          Director since June 1984          Geological Engineer - 10 years
Vancouver, B.C.                                            experience in the mining field and 23
Age:     70                                                years experience in the forest industry

RANDALL POW              Director since July 1993 and      Consulting in investor relations for
Vancouver, B.C.          Secretary since February 1994     public companies
Age:     46

MICHAEL M. GRUJICICH     Chief Financial Officer and       Director Sales Canada - WRS
Dearborn, MI             Treasurer since August 1996       1993-1996, Director MRPII, General
Age:     54                                                Dynamics Land Systems Division
                                                           1983-1993, Divisional Controller -
                                                           Rockwell International 1981-1983

The following are members of the Company's Audit Committee:

         Thornton J. Donaldson
         Geoffrey Hornby
         Ronald Waltz, Comptroller, Rich Coast Inc.

Compliance with Section 16(a) of the Securities Exchange Act of 1934

Section 16 (a) of the Securities Exchange Act of 1934 requires the Company's directors and certain of its officers to file initial reports of ownership and reports of changes in ownership with the Securities and Exchange Commission and Nasdaq. Executive officers and directors are required by SEC regulations to furnish the Company with copies of all Section 16 (a) forms they file. Based solely on a review of the copies of such forms furnished to the Company and written representations from the Company's executive officers and directors, the Company notes that its directors and officers are in compliance.

ITEM 10.          EXECUTIVE COMPENSATION

COMPENSATION AND OTHER BENEFITS OF EXECUTIVE OFFICERS

The following table sets out the compensation received for the fiscal years ended April 30, 1995, 1996, and 1997 in respect to each of the individuals who were the Company's Chief Executive Officer at any time during that period and the Company's other four most highly compensated executive officers whose total salary and bonus exceeded $100,000 (the "Named Executive Officers").

                           SUMMARY COMPENSATION TABLE

                                          Annual Compensation                       Long Term Compensation
                                  ---------------------------------     --------------------------------------------
                                                                                      Awards                 Payouts
                                                                        ---------------------------        ---------
                                                                                          Restricted
                                                                           Securities     Shares or                    All other
                                                        Other Annual    Under Option/     Restricted          LTIP      Compen-
Name and                            Salary    Bonus     Compensation    SAR's granted     Share Units        Payouts    sation
Principal Position (a)  Year (b)   ($) (c)   ($) (d)       ($) (e)           (#) (f)          ($) (g)        ($) (h)     ($) (i)
--------------------------------------------------------------------------------------------------------------------------------
Robert W.               1997      108,750      -0-          -0-             100,000         360,399          -0-           -0-
Truxell/ CEO            1996       74,917      -0-          -0-             400,000           -0-            -0-           -0-
Thornton J.             1997        8,800      -0-          -0-              10,000           -0-            -0-           -0-
Donaldson               1996       30,000      -0-          -0-             200,000           -0-            -0-           -0-
President/ CEO          1995       30,000      -0-          -0-               -0-             -0-            -0-           -0-
James P. Fagan
CEO                     1997      117,873      -0-          -0-             100,000         180,200          -0-           -0-
President               1996      105,290      -0-          -0-             400,000           -0-            -0-           -0-

Agreements with Management

As part of the Agreement of Merger dated October 31, 1995, the Company entered into an Employment Contract with Robert W. Truxell pursuant to which he is compensated for serving as the Company's Chief Executive Officer and Chairman of the Board of Directors commencing in January 1996. Under the contract, Mr. Truxell receives a salary of $150,000 per year until January 1, 1997 at which time he will resign as Chief Executive Officer but will continue as Chairman of the Board at a salary of $125,000 per year for an additional five years.

As part of the Agreement of Merger dated October 31, 1995, the Company entered into an Employment Contract with James P. Fagan pursuant to which he was compensated for serving as the Company's President and Chief Operating Officer commencing in January 1996. Under the contract, Mr. Fagan received a salary of $125,000 per year until January 1, 1997 at which time he became the Company's President and Chief Executive Officer.

Pursuant to Mr. Truxell's Employment Contract, during fiscal 1996 the Board of Directors of the Company authorized the issuance of 360,399 common shares under the Company's 1995 Incentive Compensation Plan (the "1995 Plan"), subject to certain conditions, to Robert W. Truxell and his wife, Linda C. Truxell, for past services rendered by Mr. and Mrs. Truxell on behalf of Waste Reduction Systems, Inc. prior to the Company's merger with WRS effective October 31, 1995. Such services were valued at $234,625. The issuance of such shares is subject to the Company first filing a registration statement on Form S-8 with the Securities and Exchange Commission registered such shares.

Subsequent to April 30, 1996, the Board of Directors authorized the issuance of 180,200 common shares under the plan to James P. Fagan as compensation for his services in connection with the company's acquisition of the terminal facility from Mobil Oil Corporation. Such services were valued at $117,310. The issuance of such shares is subject to the Company first filing a registration statement on Form S-8 with the Securities and Exchange Commission registering such shares.

           Option/Stock Appreciation Rights ("SAR") Grants during the most recently completed Fiscal Year

The following table sets out the stock options granted by the Company during the most recently completed fiscal year to the Named Executive Officers of the Company.


                    Option/SAR Grants in Last Fiscal Year

                              Individual Grants

---------------------------------------------------------------------------------------------------------------------------
                            Number of          % of Total
                            Securities         Options/SARs
                            Underlying         Granted to
                            Options/SARs       Employees in       Exercise or Base      Market Price on      Expiration
Name                        Granted (#)        Fiscal Year        Price ($/Sh)          Date of Grant        Date
-----------------           ------------       ------------       ----------------      ---------------      ----------
Robert W. Truxell           100,000              10.0%              $.75                  $.75               05/09/2001
James P. Fagan              100,000              10.0%              $.75                  $.75               05/09/2001


             Aggregated Option/SAR Exercises in Last Financial Year
                     and Fiscal Year-End Option/SAR Values

The following table sets out all Option/SAR exercises by the Named Executive Officers during the most recently completed fiscal year and the Option/SAR values for such persons as of the end of the most recently completed fiscal year.

Aggregated Option/SAR Exercises in Last Fiscal Year and FY-End Option/SAR Values

                                                                         Number of
                                                                         Securities            Value of
                                                                         Underlying            Unexercised In-
                                                                         Unexercised           the-Money
                                                                         Options/SARs at       Options/SARs at
                                                                         FY-End (#)            FY-End ($)

                            Shares Acquired                              Exercisable/          Exercisable/
Name                        on Exercise (#)      Value Realized ($)      Unexercisable         Unexercisable
--------------------------- -------------------- ----------------------- --------------------- ----------------------
Robert W. Truxell                    -0-                   -0-           500,000               $ -0-
                                                                           all exercisable
James P. Fagan                       -0-                   -0-           500,000               $ -0-
                                                                           all exercisable

                          COMPENSATION OF DIRECTORS

The following table summarizes options granted during the most recently completed fiscal year to the Directors of the Company (excluding the Named Executive Officers):

                                                                         Market Value of
                                   % of Total Options                       Securities
Name of Director   Securities          Granted to All    Exercise or    Underlying Options
and Officer at     Under Options     Employees in the     Base Price   on the Date of Grant   Date of     Expiration
Fiscal Year-End    Granted (#)            Fiscal Year   ($/Securities)     ($/Security)       Grant           Date
----------------   -------------   ------------------   -------------- --------------------   --------    ----------
 Randall Pow             10,000         1%                   $.25              $.25           09/08/96    09/08/2001

No pension or retirement benefit plan has been instituted by the Company and none is proposed at this time and there is no arrangement for compensation with respect to termination of the directors in the event of change of control of the Company.

ITEM 11.          SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

To the knowledge of the Management of the Company the following tables set forth the beneficial ownership of the Company's Common Stock as of July 14, 1997 by each Director and each Executive Officer named in the Summary Compensation Table, and by all directors and Executive Officers as a group:

NAME OF
BENEFICIAL OWNER/                   SHARES            PERCENT
NAME OF DIRECTOR/                BENEFICIALLY           OF
IDENTITY OF GROUP                   OWNED              CLASS
-----------------              -----------------      --------
ROBERT W. TRUXELL              1,883,200  (1)         11.37%
Chairman/Director

JAMES P. FAGAN                   808,400  (2)          4.88%
President/CEO/Director

THORNTON J. DONALDSON            233,856  (3)          1.41%
Director

GEOFFREY HORNBY                    4,192                .03%
Director

RANDALL POW                      210,000               1.27%
Director/Secretary

ALL DIRECTORS AND EXECUTIVE
OFFICERS AS A GROUP            3,139,648  (5)         18.96%
---------------------------


(1) Includes: (i) 1,383,200 shares held jointly; (ii) currently exercisable options to purchase 400,000 common shares at $0.50 per share; and (iii) currently exercisable options to purchase 100,000 shares at $0.75 per share. Does not include 360,399 common shares to be issued to Mr. and Mrs. Truxell for services rendered. See "Executive Compensation".

(2) Includes currently exercisable options to purchase: (i) 400,000 common shares at $0.50 per share; and (ii) 100,000 common shares at $0.75 per share. Does not include 180,200 common shares to be issued to Mr. Fagan for services rendered.

(3) Includes currently exercisable options to purchase 200,000 common share at $1.00 per share and 10,000 common shares at $0.25 per share.

(4) Randall Pow holds currently exercisable options to purchase 200,000 common shares at $1.00 per share and 10,000 common shares at $0.25 per share.

(5)      Includes securities reflected in footnotes 1-4.

To the knowledge of the Directors and Senior Officers of the Company, as of July 14, 1997, there are no persons and/or companies who or which beneficially own, directly or indirectly, shares carrying more than 5% of the voting rights attached to all outstanding shares of the Company, other than:

NAME AND ADDRESS OF               AMOUNT AND NATURE OF
OF BENEFICIAL OWNER               BENEFICIAL OWNERSHIP        PERCENT OF CLASS
-------------------               --------------------        ----------------
Robert W. and Linda C. Truxell      1,883,200    (1)                 11.37%
10200 Ford Road
Dearborn, MI  48126

Alan Moore                          3,600,000    (2)                 21.74%
9441 LBJ Freeway
Suite 500
Dallas, TX  75243
---------------------------


(1) Includes: (i) 1,383,200 shares held jointly; (ii) currently exercisable options to purchase 400,000 common shares at $0.50 per share; and (iii) currently exercisable options to purchase 100,000 shares at $0.75 per share. Does not include 360,399 common shares to be issued to Mr. and Mrs. Truxell for services rendered. See "Executive Compensation."

(2) Consists of currently exercisable warrants to purchase 3,600,000 common shares at $0.30 per share on or before January 10, 2006.

All percentages in this section were calculated on the basis of outstanding securities plus securities deemed outstanding pursuant to Rule 13d-3 (d)(1) under the United States Securities Act of 1934.

There are no arrangements or agreements pledging securities which could in the future result in a change of control of the Company.

ITEM 12.          CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

None of the directors or executive officers of the Company, or any associate or affiliate of such person or company, has any material interest, direct or indirect, in any transaction during the past year or any proposed transaction which has materially affected or will affect the Company.

                                    PART IV

ITEM 14.          FINANCIAL STATEMENTS, SCHEDULES AND EXHIBITS AND REPORTS ON
                  FORM 8-K

(a)      FINANCIAL STATEMENTS, SCHEDULES AND EXHIBITS:

         (1) FINANCIAL STATEMENTS - APRIL 30, 1997 AND THE FISCAL YEARS ENDED APRIL 30, 1996 AND 1997

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

(c)      EXHIBITS

2.1               Agreement of Merger dated October 31, 1995 between RCRL,
                  RCRI, IWS, Powers/Fagan, WRS and others. (2)

2.2               Certificate of Merger effective December 26, 1996 issued by the Secretary of the State of Michigan.  (3)

3.(i)             Articles of Incorporation of Rich Coast Inc.  (6)

3.(ii)            Bylaws of Rich Coast Inc.  (6)

10.1 Terminal Sales Agreement between Mobil Oil Corporation and the Company. (P) Exhibits and Schedules, as listed following the Table of Contents of this Agreement, are omitted from this filing but will be furnished supplementally to the Commission upon request.

10.2              Agreement of Sale and Purchase - Dearborn Products Pipeline.
                  (P)

10.3              Terminaling Agreement - Mobil Oil Corporation.  (P)

10.4              Amendments dated September 27, 1995 to Terminal Sales
                  Agreement and Agreement of Sale and Purchase - Dearborn
                  Products Pipeline.  (P)

10.5 Amendments dated November 3, 1995 to Terminal Sales Agreement and Agreement of Sale and Purchase - Dearborn Products
                  Pipeline.  (P)

10.6              License Agreement dated November 11, 1993 between New
                  Processing Technologies and Waste Reduction Systems.  (1)

10.7              Agreement dated November 12, 1993 between Waste Reduction
                  Systems and Browning-Ferris Industries of Southeastern
                  Michigan, Inc.  (1)

10.8              Management Agreement between the Company and United Corporate
                  Advisors Ltd. dated February 1, 1993.  (1)

10.9              Management Agreement between the Company and Bullock
                  Consulting Ltd. dated February 1, 1993.  (1)

10.10             Employment Contract between the Company and Robert W. Truxell
                  (Exhibit 1 to the Agreement of Merger dated October 31,
                  1995.) (2)

10.11             Employment Contract between the Company and James P. Fagan
                  (Exhibit 2 to the Agreement of Merger dated October 31,
                  1995.) (2)

10.12             Securities Purchase Agreement - January 10, 1996.  (P)

10.13             1995 Incentive Compensation Plan.  (4)

10.14             1996 Employee Stock Option and Bonus Plan.  (5)

21.1              List of Subsidiaries of the Registrant.  (7)

23.1              Consent of Smythe Ratcliffe with regard to Form S-8
                  Registration Statements filed November 6, 1995 (File No.
                  33-99040) and April 22, 1996 (File No. 333-3906). (7)

27.1              Financial Data Schedule.  (7)

---------------------------

(1)      Incorporated by reference to the Company's 1993 Annual Report on Form
         20-F.

(2)      Incorporated by reference to the Company's Form 8-K dated November 16,
         1995.


(3)      Incorporated by reference to the Company's Form 8-K dated December 26,
         1995.

(4) Incorporated by reference from the Company's Registration Statement on Form S-8, File No. 33-99040.

(5) Incorporated by reference from the Company's Registration Statement on Form S-8, File No. 333-3906.

(6)      Incorporated by reference from Registration Statement on Form S-4,
         File No. 333-6099, effective August 7, 1996.

(7)      Filed herewith.

(P)      Filed in paper format on August 13, 1996 under cover of Form SE.

(D) SCHEDULES. Schedules are omitted as the information is not required or not applicable, or the required information is shown in the financial statements or notes thereto.

RICH COAST INC.
("FORMERLY RICH COAST RESOURCES LTD.")
CONSOLIDATED FINANCIAL STATEMENTS
(U.S. DOLLARS)
APRIL 30, 1997 AND 1996






INDEX                                                            PAGE
-----                                                            ----

REPORT OF INDEPENDENT CHARTERED ACCOUNTANTS                        1

CONSOLIDATED FINANCIAL STATEMENTS

CONSOLIDATED BALANCE SHEETS                                        2

CONSOLIDATED STATEMENTS OF OPERATIONS                              3

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY                    4

CONSOLIDATED STATEMENTS OF CASH FLOWS                              5

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS                      6-13

                  REPORT OF INDEPENDENT CHARTERED ACCOUNTANTS





TO THE BOARD OF DIRECTORS AND STOCKHOLDERS
  OF RICH COAST INC.


We have audited the accompanying consolidated balance sheets of Rich Coast Inc. (formerly Rich Coast Resources Ltd.) as of April 30, 1997 and 1996 and the related consolidated statements of operations, stockholders' equity and cash flows for each of the three years in the period ended April 30, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, these consolidated financial statements present fairly, in all material respects, the consolidated financial position of the Company as at April 30, 1997 and 1996 and the consolidated results of its operations and cash flows for each of the three years in the period ended April 30, 1997 in conformity with generally accepted accounting principles in the United States.





Smythe Ratcliffe
Chartered Accountants

Vancouver, Canada
July 11, 1997

RICH COAST INC.
(FORMERLY RICH COAST RESOURCES LTD.)
CONSOLIDATED BALANCE SHEETS
APRIL 30
(U.S. DOLLARS)

                                                                ============    ============
                                                                    1997            1996
                                                                ------------    ------------
ASSETS (note 6)

CURRENT
  Cash                                                          $     12,919    $     31,550
  Accounts receivable                                                288,265         426,965
  Inventory                                                          135,673               0
  Prepaid expenses                                                     4,436          41,686
                                                                ------------    ------------

                                                                     441,293         500,201
DISTILLATION UNIT (note 4)                                         2,024,706       2,024,706
PROPERTY AND EQUIPMENT, at cost (net) (Notes 3 and 6)              3,210,485       3,590,858
PATENT AND TECHNOLOGY, net                                            30,525          38,321
DEFERRED FINANCE CHARGES AND DEPOSITS                                 82,775         305,492
                                                                ------------    ------------

                                                                $  5,789,784       6,459,578
                                                                ============    ============

LIABILITIES

CURRENT
  Accounts payable and accrued liabilities (note 5)             $    739,128    $    864,370
  Accrued oil and waste treatment costs                              303,973         102,106
  Past services compensation payable (note 5)                              0         351,935
  Due to shareholder (note 11)                                       100,000         104,763
  Current portion of long-term debt (note 6)                          78,673          66,154
  Current portion of obligation under capital lease (note 7)           5,521           4,245
                                                                ------------    ------------

                                                                   1,227,295       1,493,573
LONG-TERM DEBT (note 6)                                            2,108,996       2,155,291
OBLIGATION UNDER CAPITAL LEASE (note 7)                                7,815           9,910
                                                                ------------    ------------

                                                                   3,344,106       3,658,774
                                                                ------------    ------------

COMMITMENT (note 7 and 8)

STOCKHOLDERS' EQUITY (note 9):
  Common stock, $0.001 par value;
    100,000,000 shares authorized, 16,155,913 and 13,324,093
    shares issued and outstanding at April 30, 1997 and 1996,
    respectively                                                      16,156          13,324
  Additional paid-in capital                                      23,793,298      22,222,927
  Accumulated deficit (note 1)                                   (21,363,776)    (19,435,447)
                                                                ------------    ------------

                                                                   2,445,678       2,800,804
                                                                ------------    ------------

                                                                $  5,789,784    $  6,459,578
                                                                ============    ============


See notes to consolidated financial statements.

RICH COAST INC.
(FORMERLY RICH COAST RESOURCES LTD.)
CONSOLIDATED STATEMENTS OF OPERATIONS
YEARS ENDED APRIL 30
(U.S. DOLLARS)

                                                                   ============    ============    ============
                                                                       1997            1996            1995
                                                                   ------------    ------------    ------------
SALES                                                              $  1,897,155    $  1,741,352    $  1,032,844
COST OF SALES (exclusive of depreciation shown separately below)        967,062         550,035         361,796
                                                                   ------------    ------------    ------------
GROSS PROFIT                                                            930,093       1,191,317         671,048
                                                                   ------------    ------------    ------------

EXPENSES
  Salaries and wages                                                    713,605         565,670         835,299
  Compensation for past services                                        581,299         351,935               0
  Forgiveness of past service
    compensation liability (note 5)                                    (351,935)              0               0
  Consulting                                                            226,855          31,165          44,041
  Audit, accounting and legal                                           213,911         129,108          58,462
  Utilities                                                             129,463          88,400          76,447
  Equipment and storage leases                                          111,437          90,661          61,340
  Insurance                                                              83,364          65,079          63,812
  Travel                                                                 79,939          80,343          74,276
  Property taxes                                                         72,612          61,017          26,923
  Shareholder relations                                                  41,630          98,030         128,739
  Repairs and maintenance                                                40,983         129,036         112,334
  Office and general                                                     31,657          80,334          80,640
  Telephone and facsimile                                                29,489          72,487          62,043
  Financing                                                              26,772               0               0
  Listing and filing fees                                                24,830          29,967          43,441
  Factoring costs                                                        19,634          68,644          33,027
  Advertising                                                            12,356          10,139           2,200
  Bad debts                                                              11,984          47,704               0
  Management fees                                                         8,799          22,033          21,714
  Rent and secretarial                                                    4,300          46,578          54,809
  Transfer agent                                                          2,346          10,538           8,749
  Courier and postage                                                       200          15,243          17,203
  Depreciation                                                          359,168         387,982         363,727
                                                                   ------------    ------------    ------------
                                                                      2,474,698       2,482,093       2,169,226
                                                                   ------------    ------------    ------------
LOSS BEFORE OTHER ITEMS                                               1,544,605       1,290,776       1,498,178
OTHER ITEMS
  Interest expense                                                      213,912          56,246          14,239
  Loss on equipment disposal                                            147,752           2,478               0
  Amortization of deferred financing costs                               22,060               0               0
  Write-down investment in and expenditures on
      mineral properties (note 2)                                             0           2,480          35,966
  Resource properties disposal loss (note 2)                                  0          73,868               0
  Loss (gain) from oil and gas operations (note 2)                            0          (4,929)         26,773
                                                                   ------------    ------------    ------------
NET LOSS FOR YEAR                                                  $  1,928,329    $  1,420,919    $  1,575,156
                                                                   ============    ============    ============
NET LOSS PER SHARE                                                 $       0.13    $       0.14    $       0.24
                                                                   ============    ============    ============
WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING                        15,035,155       9,843,419       6,321,863
                                                                   ============    ============    ============


See notes to consolidated financial statements.

RICH COAST INC.
(FORMERLY RICH COAST RESOURCES LTD.)
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
YEARS ENDED APRIL 30
(U.S. DOLLARS)


                                ============   ============   ============    ============    ============
                                  COMMON          COMMON       ADDITIONAL                       TOTAL
                                  SHARES          SHARES        PAID-IN       ACCUMULATED     STOCKHOLDERS'
                                  NUMBER          AMOUNT        CAPITAL         DEFICIT      EQUITY (DEFICIT)
                                ------------   ------------   ------------    ------------   ----------------
                                                                               (note 1)
Balance, April 30, 1994            4,861,883   $      4,862   $ 14,251,978    $(13,944,571)   $    312,269
Issuance of common
  stock (note 9)                   2,887,539          2,887      4,277,851               0       4,280,738
Net loss                                   0              0              0      (1,575,156)     (1,575,156)
                                ------------   ------------   ------------    ------------    ------------

Balance April 30, 1995             7,749,422          7,749     18,529,829     (15,519,727)      3,017,851
Issuance of common
  stock (note 9)                   5,574,671          5,575      4,144,921               0       4,150,496
Share issue costs                          0              0       (451,823)              0        (451,823)
Adjustment to assets on
  acquisition of
  partnership                              0              0              0      (2,494,801)     (2,494,801)
Net loss                                   0              0              0      (1,420,919)     (1,420,919)
                                ------------   ------------   ------------    ------------    ------------

Balance, April 30, 1996           13,324,093         13,324     22,222,927     (19,435,447)      2,800,804
Issuance of common
  stock (note 9)                   2,831,820          2,832      1,585,239               0       1,588,071
Financing cost                             0                       (14,868)              0         (14,868)
Net loss                                   0                             0      (1,928,329)     (1,928,329)
                                ------------   ------------   ------------    ------------    ------------

Balance, April 30, 1997         $ 16,155,913   $     16,156   $ 23,793,298    $(21,363,776)   $  2,445,678
                                ============   ============   ============    ============    ============


See notes to consolidated financial statements.

RICH COAST INC.
(FORMERLY RICH COAST RESOURCES LTD.)
CONSOLIDATED STATEMENTS OF CASH FLOWS

YEARS ENDED APRIL 30
(U.S. DOLLARS)

                                                         ============    ============    ============
                                                             1997            1996            1995
                                                         ------------    ------------    ------------
OPERATING ACTIVITIES
Net loss for year                                        $ (1,928,329    $ (1,420,919)   $ (1,575,155)
Adjustments to reconcile net loss to net cash
used by operating activities
   Depreciation and amortization                              381,228         387,982         363,727
   Write-down investment in and expenditures on
     mineral properties                                             0           2,480          35,966
   Resource properties disposal loss                                0          73,868               0
   Oil and gas properties loss                                      0          (2,446)         26,773
   Loss on equipment disposal                                 147,752               0               0
                                                         ------------    ------------    ------------
                                                           (1,399,349)       (959,035)     (1,148,689)
                                                         ------------    ------------    ------------
CHANGES IN OPERATING ASSETS AND LIABILITIES
    Accounts receivable                                       138,700        (281,430)       (124,172)
    Inventory                                                (135,673)              0               0
    Prepaid expenses                                           37,250         (40,049)          8,274
    Accounts payable and accrued liabilities                 (125,241)        (54,372)         90,720
    Accrued oil and waste treatment costs                     201,867         102,106               0
    Past services compensation payable                       (351,935)        351,935               0
                                                         ------------    ------------    ------------
                                                             (235,032)         78,190         (25,178)
                                                         ------------    ------------    ------------
NET CASH USED IN OPERATING ACTIVITIES                      (1,634,381)       (880,845)     (1,173,867)
                                                         ------------    ------------    ------------
INVESTING ACTIVITIES
  Purchase of property and equipment                         (123,054)     (2,160,338)       (110,261)
  Investment in and expenditures on mineral properties              0          (2,480)        (35,966)
  Distillation unit costs incurred                                  0         (16,156)              0
  Proceeds on sale of oil and gas properties                        0           4,933               0
  Proceeds on sale of equipment                                 2,000           7,253               0
                                                         ------------    ------------    ------------
NET CASH USED IN INVESTING ACTIVITIES                        (121,054)     (2,166,788)        (35,966)
                                                         ------------    ------------    ------------
FINANCING ACTIVITIES
  Issue of common stock                                     1,573,221       1,315,251       1,760,165
  Land contract (repayments)                                  (33,776)              0         659,436
  Shareholders' loans                                          (4,763)              0          18,400
  Obligation under capital lease                               (1,181)         (4,245)              0
  Capital stock subscribed                                          0               0      (1,137,811)
  Note payable                                                      0       2,000,000               0
  Finders' fees and share issue costs                               0        (248,100)              0
  Deferred finance charges and other                          203,303               0               0
                                                         ------------    ------------    ------------
NET CASH PROVIDED BY FINANCING ACTIVITIES                   1,736,804       3,062,906        (459,975)
                                                         ------------    ------------    ------------
INCREASE (DECREASE) IN CASH                                   (18,631)         15,273      (1,669,808)
CASH, BEGINNING OF YEAR                                        31,550          16,277          36,181
                                                         ------------    ------------    ------------
CASH, END OF YEAR                                        $     12,919    $     31,550    $ (1,633,627)
                                                         ============    ============    ============
Supplemental information
  Issue of common stock
    For settlement of debt                               $    531,061    $    104,487    $  2,367,050
    For partnership interest                             $          0    $  2,484,724    $    153,523
    For services                                         $    608,548    $    246,034    $          0
    For finder's fee                                     $     14,850    $          0    $          0
  Interest paid                                          $    213,912    $     56,246    $     14,239
  Income taxes paid                                      $          0    $          0    $          0
                                                         ============    ============    ============


See notes to consolidated financial statements.

RICH COAST INC.
(FORMERLY RICH COAST RESOURCES LTD.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED APRIL 30, 1997 AND 1996
(U.S. DOLLARS)
===============================================================================

1.             ORGANIZATION AND BASIS OF PRESENTATION

               Pursuant to an Agreement of Merger, effective October 31, 1995 and executed on November 16, 1995, the Company acquired the remaining 45.454% interest in Waste Reduction Systems (a partnership), by merger of Integrated Waste Systems, Inc., a Michigan corporation ("IWS"), and The Powers Fagan Group, Inc., a Michigan corporation ("Powers/Fagan"), with the Company's wholly-owned subsidiary, Rich Coast Resources Inc., a Michigan corporation ("RCRI").

               This reorganization of the companies has resulted in Waste Reduction Systems becoming 100% owned by RCRI. The reorganization has been accounted for as a combination of entities under common control which is a method similar to a pooling of interests. The accounts of the entities acquired are combined in the accompanying financial statements using historical data since their inception. As a result of the merger the Company owns 100% of the former partnership, consequently all the assets, liabilities and income and expense of that entity are included in the consolidated financial statements with effect from the commencement of business of Waste Reduction Systems in August 1992. The accumulated losses of that business approximates $8,153,030 to April 30, 1997. Prior to acquiring the waste reduction business, the Company was engaged in mineral exploration and had accumulated a deficit of $13,210,746 related thereto which is included in the April 30, 1997 balance of $21,363,776

               These consolidated financial statements are prepared in accordance with generally accepted accounting principles in the United States and all amounts are in U.S. dollars.

               During the 1997 fiscal year the Company was discontinued in British Columbia and continued in the State of Delaware under the General Corporate Law of that jurisdiction under the name Rich Coast Inc.. The Company operates a non-hazardous waste treatment facility in Dearborn, Michigan specializing in recycling of waste oils.

2.             SIGNIFICANT ACCOUNTING POLICIES

               (a)   Principles of consolidation

                     These financial statements include the accounts of Rich Coast Inc. (a Delaware Corporation) and its wholly-owned subsidiaries Rich Coast Oil, Inc., Waste Reduction Systems, Inc., Rich Coast Pipeline, Inc., and Rich Coast Resources Inc. all being Michigan corporations. All intercompany balances and transactions have been eliminated.

               (b)   Inventory

                     Inventories are stated at the lower of cost or market. Cost is determined on a first in, first out (FIFO) basis.

               (c)   Distillation unit, property and equipment

                     The distillation unit and the property and equipment are recorded at cost. Property and equipment are depreciated on the double declining balance basis over the estimated useful lives of the assets. No depreciation has been taken on the distillation unit or the property and equipment that have not yet been put into use.

RICH COAST INC.
(FORMERLY RICH COAST RESOURCES LTD.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED APRIL 30, 1997 AND 1996
(U.S. DOLLARS)

===============================================================================


2.             SIGNIFICANT ACCOUNTING POLICIES (Continued)

               (d)   Resource properties

                     During the 1996 fiscal year the Company disposed of its remaining mineral and oil and gas properties concurrent with the merger referred to in note 1 above.

               (e)   Deferred finance charges

                     Costs related to long-term financing are being amortized over the term of the note payable on a straight-line basis.

               (f)   Currency translation

                     Financial statements for reporting periods up to and including the year ended April 30, 1996 were originally presented in Canadian dollars, the currency of the incorporation jurisdiction of the parent company. Effective May 1, 1995 financial statements are presented in United States dollars (except for certain per share amounts which are expressed in Canadian dollars as the operations, effective control and management are located in the United States. This change has been given retroactive effect for comparative purposes. Common stock, additional paid-in capital and accumulated deficit of the parent have been restated in United States dollars using historical rates of exchange.

               (g)   Net loss per share

                     Net loss per share computations are based on the weighted average number of common shares outstanding during the year.

               (h)   Income taxes

                     The Company uses the asset and liability approach in its method of accounting for income taxes which requires the recognition of deferred tax liabilities and assets for expected future tax consequences of temporary differences between the carrying amounts and the tax basis of assets and liabilities. A valuation allowance against deferred tax assets is recorded if, based upon weighted available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized.

               (i)   Use of estimates

                     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates and would impact future results of operations and cash flows.

               (j)   Financial instruments

                     The Company's financial instruments include cash, accounts receivable, accounts payable and accrued liabilities and long-term debt. In the opinion of management, the carrying amount of these financial instruments approximate their fair value.

RICH COAST INC.
(FORMERLY RICH COAST RESOURCES LTD.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED APRIL 30, 1997 AND 1996
(U.S. DOLLARS)

===============================================================================


3.             PROPERTY AND EQUIPMENT

               The Company's offices, plant, processing equipment and bulk storage terminal located in Dearborn, Michigan are comprised of the following:

                                                1997           1996
                                            ------------   ------------
Land                                        $    250,041   $    250,041
Buildings                                      1,370,903      1,364,003
Machinery and equipment                        1,558,465      1,911,811
Bulk storage tanks                               636,534        636,534
Pipeline                                         296,187        296,187
Furniture, fixtures, computers, etc               86,309         86,309
                                            ------------   ------------
                                               4,198,439      4,544,885
Accumulated depreciation                         987,954        954,027
                                            ------------   ------------
                                            $  3,210,485   $  3,590,858
                                            ============   ============

4.             DISTILLATION UNIT

               The Company has a mineral distillation unit acquired at an original cost of $2,000,000 from GAP Energy, Inc. The mineral distillation unit was originally purchased for use on the proposed joint venture project with GAP Minerals, Inc. in the development of the Gongora Property in Costa Rica. The price of sulphur dropped making the development of the project uneconomical, however; the Company had intended to proceed with the project once world prices improve to the point the project becomes profitable. In view of this, the Company searched for an alternate use of the unit and found that it could possibly be used for soil remediation for such things as oil pits polluted with hydrocarbons. Testing was conducted on the unit to confirm this use. Preliminary results indicate the system is capable of removing soil contaminants to a level acceptable to the Environmental Protection Agency of the United States.

               The investment in the distillation unit comprises a significant portion of the Company's assets. Realization of the Company's investment in the distillation unit is dependent upon the successful development of the unit for soil remediation purposes, the attainment of successful production from the unit or from the proceeds of the unit's disposal.

RICH COAST INC.
(FORMERLY RICH COAST RESOURCES LTD.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED APRIL 30, 1997 AND 1996
(U.S. DOLLARS)

===============================================================================


5.             ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

                                   1997       1996
                                 --------   --------
Trade payables                   $587,925   $706,031
Accrued salaries, wages            70,491    107,900
Accrued property taxes             45,367     32,128
Payroll taxes                      18,679     18,311
Accrued interest                   16,666          0
                                 --------   --------
                                 $739,128   $864,370
                                 ========   ========

               Compensation of $351,935 for past services to Waste Reduction Systems accrued in the fiscal year-ended April 30, 1996 was subsequently waived by the payees.

6.             LONG-TERM DEBT

                                                                  1997         1996
                                                               ----------   ----------
Land contract payable in monthly instalments of $4,753
each including principal and interest at 8% unless
the Company falls behind in its payments at which
time the interest rate increases to 12% and monthly
installments increase to $5,384 until the payments
are back to schedule (the Company is currently
behind in seven payments)                                      $  187,669   $  221,445
10% senior secured note, due October 1, 2001 interest
payable monthly                                                 2,000,000    2,000,000
                                                               ----------   ----------
                                                                2,187,669    2,221,445
Less:  Current portion                                             78,673       66,154
                                                               ----------   ----------
                                                               $2,108,996   $2,155,291
                                                               ==========   ==========

RICH COAST INC.
(FORMERLY RICH COAST RESOURCES LTD.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED APRIL 30, 1997 AND 1996
(U.S. DOLLARS)

===============================================================================


6.             LONG TERM DEBT (Continued)

               The land contract payable relates to premises occupied at 10200 Ford Road, Dearborn, Michigan.

               The senior secured note payable is secured by a $2,000,000 mortgage granted by the Company over the real property at 6011 and 6051 Wyoming, Dearborn, Michigan and a charge on all other assets of the Company. The loan agreement contains covenants relating to financial requirements, expenditures, etc. for the Company. The holder may convert the loan into common shares at $0.50 per share in the event of default by the Company.

               At the time the loan arrangements were made, the note holder was issued warrants to purchase 3,600,000 shares of the Company (note 10(d)).

               The amount of long-term obligations outstanding at April 30, 1997 mature as follows:


                     1998   $     78,673
                     1999         78,673
                     2000         30,323
                     2002      2,000,000
                            ------------
                            $  2,187,669
                            ============

7.             OBLIGATION UNDER CAPITAL LEASE

               The following is a schedule of future minimum lease payments under capital lease.


1998                                  $    5,521
1999                                       5,521
2000                                       2,294
                                      ----------
Total Minimum Lease Payments              13,336
Less:  Current Portion                     5,521
                                      ----------
Obligation Under Capital Lease        $    7,815
                                      ==========


8.             COMMITMENT

               (a) The Company has committed to issue 250,000 shares of common stock at an agreed price of $0.50 per share in payment of ongoing financial services.

               (b) The Company may issue up to a total of 1,000,000 additional bonus shares to certain directors and officers subject to the Company achieving positive pretax net income for a defined period and obtaining certain funding.

RICH COAST INC.
(FORMERLY RICH COAST RESOURCES LTD.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED APRIL 30, 1997 AND 1996
(U.S. DOLLARS)

===============================================================================


9.             STOCKHOLDERS' EQUITY

               Activity of the common stock account for the years 1995, 1996 and 1997 is as follows:

                                                                                 ADDITIONAL
                                                     NUMBER         PAR           PAID-IN
                                                    OF SHARES      VALUE          CAPITAL
                                                  ------------   ------------   ------------
FISCAL 1995
Shares issued
  For cash, private placements                         500,000   $        500   $  1,137,311
  For cash on exercise of stock options                589,327            589        621,765
  For settlement of Gap Energy Inc. debt               864,865            865      1,566,825
  For settlement of loan payable to shareholder        684,648            685        515,921
  For settlement of Kyra Holdings, Inc. debt           110,470            110        221,372
  For settlement of debt                                30,560             30         61,242
  For investment in partnership                        107,669            108        153,415
                                                  ------------   ------------   ------------

                                                     2,887,539   $      2,887   $  4,277,851
                                                  ------------   ------------   ------------

FISCAL 1996
Shares issued
  For cash, private placements                       1,198,945   $      1,199   $    835,445
  For cash on exercise of stock options                575,150            575        478,032
  For services                                         250,000            250        245,784
  For settlement of loan payable to shareholder        167,376            168        104,319
  Acquisition of Waste Reduction Systems             3,383,200          3,383      2,481,341
                                                  ------------   ------------   ------------

                                                     5,574,671   $      5,575   $  4,144,921
                                                  ------------   ------------   ------------

FISCAL 1997
Shares issued
  For financing fees                                    50,000   $         50   $     14,800
  For settlement of debt                             1,104,470          1,104        529,957
  For cash, private placements                         475,000            475        354,000
  For cash on exercise of options                       81,750             82         79,055
  For services                                       1,120,600          1,121        607,427
                                                  ------------   ------------   ------------
                                                     2,831,820   $      2,832   $  1,585,239
                                                  ------------   ------------   ------------

Subsequent to April 30, 1997 shares were issued as follows:

(i) 100,000 shares at a deemed value of $0.50 per share for financial services (note 8(a)).

(ii) 100,000 shares at no deemed value as consideration for forbearance to July 1, 1997 of interest on $2 million note payable.

(iii)154,200 shares at a deemed value of $0.25 per share pursuant to the terms of an agreement of May 20, 1996 for the issue of up to 616,800 shares for services (all issued at July 11, 1997).

RICH COAST INC.
(FORMERLY RICH COAST RESOURCES LTD.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED APRIL 30, 1997 AND 1996
(U.S. DOLLARS)

===============================================================================


10.            STOCK OPTIONS AND WARRANTS

               Options

               Pursuant to the Company's 1995 Incentive Compensation Plan as subsequently amended in 1996 ("the Plan"), the Company may issue stock options, stock appreciation rights and performance awards for up to 2,600,000 shares in the capital stock of the Company to provide incentives to officers, directors, key employees and other persons who contribute to the success of the Company. The exercise price of the Incentive Options (employees of the Company or its subsidiaries) is no less than the fair market value of the stock at the date of grant and for non-qualified options (non employees) the exercise price is no less than 80% of the fair market value (defined as the most recent closing sale price reported by NASDAQ) on the date of the grant.

               At April 30, the following stock options were outstanding:

==========================================================================
                           EXERCISE                  NUMBER OF SHARES
EXPIRY DATE                 PRICE                  1997           1996
--------------------------------------------------------------------------
October 3, 1998             $0.62                   15,000          15,000
October 21, 1996            $0.80                   15,000          72,300
February 1, 1997            $0.98                   40,218          40,218
March 12, 1997              $0.93                   10,031          30,031
May 10, 1997                $1.08                  184,453         184,453
October 26, 2005            $0.60                        0          14,450
September 8, 2005           $1.00                  400,000         400,000
December 27, 2005           $0.50                  800,000         800,000
January 15, 2006            $0.50                  800,000         800,000
==========================================================================

Warrants

At April 30, 1997 share purchase warrants were outstanding for 3,600,000 shares exercisable at $0.62 per share to January 10, 2006, and for 235,000 shares exercisable at $1 per share to May 8, 1998.

RICH COAST INC.
(FORMERLY RICH COAST RESOURCES LTD.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED APRIL 30, 1997 AND 1996
(U.S. DOLLARS)

===============================================================================


11.            RELATED PARTY TRANSACTIONS

               (a) Management fees of $30,000 were paid to directors or companies controlled by directors for the year ended April 30, 1997 (1996 - $30,000; 1995 - $30,000)

               (b) Shareholder advanced $100,000 to the Company for working capital purposes.

12.            INCOME TAXES

               A deferred tax asset stemming from the Company's net operating loss carryforward, has been reduced by a valuation account to zero due to uncertainties regarding the utilization of the deferred assets.

               At April 30, 1997 the Company has available net operating loss carryforward of approximately $5,400,000 which it may use to offset future federal taxable income. The net operating loss carryforwards, if not utilized, will begin to expire in 2007.

13.            SUBSEQUENT EVENT

               Subsequent to April 30, 1997 the Company completed a private placement of $450,000 of 10% 18 month convertible promissory notes. The notes may be converted at the option of the holder at maturity into common stock at a price per share equal to 50% of the quoted NASDAQ bid price at the conversion date.

14.            RECENT ACCOUNTING PRONOUNCEMENTS

               In February 1997, the Financial Accounting Standards Board issued SFAS 128, "Earnings per Share." The statement is effective for financial statements for periods ending after December 15, 1997. SFAS 128 changes the method in which earnings per share will be determined. Adoption of this statement by the Company will not have a material impact on earnings per share.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                RICH COAST INC.


Date:   August 12, 1997            By:  /s/ James P. Fagan
-----------------------               --------------------
                                       James P. Fagan, President and Chief
                                       Executive Officer

Date:   August 12, 1997            By:  /s/ Michael M. Grujicich
-----------------------               --------------------------
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

         Signatures                 Title                  Date
         ----------                 -----                  ----

  /s/ Robert W. Truxell          Chairman,             August 12, 1997
----------------------------     and Director
Robert W. Truxell


  /s/ James P. Fagan             President, CEO        August 12, 1997
----------------------------     and Director
James P. Fagan


  /s/ Thornton J. Donaldson      Director              August 12, 1997
----------------------------
Thornton J. Donaldson


  /s/ Geoffrey Hornby            Director              August 12, 1997
----------------------------
Geoffrey Hornby


                                 Director
----------------------------
George P. Nassos

                                 EXHIBIT INDEX

EXHIBIT
  NO.                            DESCRIPTION
-------                          -----------
2.1               Agreement of Merger dated October 31, 1995 between RCRL,
                  RCRI, IWS, Powers/Fagan, WRS and others. (2)

2.2               Certificate of Merger effective December 26, 1996 issued by the Secretary of the State of Michigan.  (3)

3.(i)             Articles of Incorporation of Rich Coast Inc.  (6)

3.(ii)            Bylaws of Rich Coast Inc.  (6)

10.1 Terminal Sales Agreement between Mobil Oil Corporation and the Company. (P) Exhibits and Schedules, as listed following the Table of Contents of this Agreement, are omitted from this filing but will be furnished supplementally to the Commission upon request.

10.2              Agreement of Sale and Purchase - Dearborn Products Pipeline.
                  (P)

10.3              Terminaling Agreement - Mobil Oil Corporation.  (P)

10.4              Amendments dated September 27, 1995 to Terminal Sales
                  Agreement and Agreement of Sale and Purchase - Dearborn
                  Products Pipeline.  (P)

10.5 Amendments dated November 3, 1995 to Terminal Sales Agreement and Agreement of Sale and Purchase - Dearborn Products
                  Pipeline.  (P)

10.6              License Agreement dated November 11, 1993 between New
                  Processing Technologies and Waste Reduction Systems.  (1)

10.7              Agreement dated November 12, 1993 between Waste Reduction
                  Systems and Browning-Ferris Industries of Southeastern
                  Michigan, Inc.  (1)

10.8              Management Agreement between the Company and United Corporate
                  Advisors Ltd. dated February 1, 1993.  (1)

10.9              Management Agreement between the Company and Bullock
                  Consulting Ltd. dated February 1, 1993.  (1)

10.10             Employment Contract between the Company and Robert W. Truxell
                  (Exhibit 1 to the Agreement of Merger dated October 31,
                  1995.) (2)

10.11             Employment Contract between the Company and James P. Fagan
                  (Exhibit 2 to the Agreement of Merger dated October 31,
                  1995.) (2)

10.12             Securities Purchase Agreement - January 10, 1996.  (P)

10.13             1995 Incentive Compensation Plan.  (4)

10.14             1996 Employee Stock Option and Bonus Plan.  (5)

21.1              List of Subsidiaries of the Registrant.  (7)

27.1              Financial Data Schedule.  (7)

---------------------------

(1)      Incorporated by reference to the Company's 1993 Annual Report on Form
         20-F.

(2)      Incorporated by reference to the Company's Form 8-K dated November 16,
         1995.

(3)      Incorporated by reference to the Company's Form 8-K dated December 26,
         1995.

(4) Incorporated by reference from the Company's Registration Statement on Form S-8, File No. 33-99040.

(5) Incorporated by reference from the Company's Registration Statement on Form S-8, File No. 333-3906.

(6)      Incorporated by reference from Registration Statement on Form S-4,
         File No. 333-6099, effective August 7, 1996.

(7)      Filed herewith.

(P)      Filed in paper format on August 13, 1996 under cover of Form SE.