Form 10QSB
period 1997-07-31
RICH COAST INC
filed 1997-09-22
CIK 814186

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549
                                  FORM 10-QSB

(X)              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                 SECURITIES EXCHANGE ACT OF 1934
                 For the quarterly period ended July 31, 1997
                 OR
(  )             TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                 SECURITIES EXCHANGE ACT OF 1934
                 For the transition period from          to             .
                                                ---------    -----------
COMMISSION FILE NUMBER:  0-15859


                               RICH COAST INC.
--------------------------------------------------------------------------------
       (Exact name of small business issuer as specified in its charter)


          Delaware                                                91-1835978
------------------------------                               ------------------
(State or other jurisdiction of                               (I.R.S. Employer
incorporation or organization)                               Identification No.)


                     10200 Ford Road, Dearborn,  MI  48126
--------------------------------------------------------------------------------
                    (Address of principal executive offices)

                                 (313) 582-8866
--------------------------------------------------------------------------------
                          (Issuer's telephone number)


                           RICH COAST RESOURCES LTD.
--------------------------------------------------------------------------------
        (Former name, former address and former fiscal year, if changed since last report)


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

The number of shares outstanding of the issuer's classes of common equity, as of July 31, 1997 is 16,559,921 shares of Common Stock.

Transitional Small Business Disclosure Format (check one):  YES       NO  X
                                                                ---      ---

                         PART I - FINANCIAL INFORMATION


ITEM 1.  FINANCIAL STATEMENTS

NOTICE TO READER


We have compiled the consolidated balance sheets of Rich Coast, Inc. as at July 31, 1997 and 1996 and the consolidated statements of operations and cash flows for the three months ended July 31, 1997 and 1996 from information provided by management. We have not audited, reviewed or otherwise attempted to verify the accuracy or completeness of such information. Readers are cautioned that these statements may not be appropriate for their purposes.





"Smythe Ratcliffe"

Chartered Accountants

Vancouver, British Columbia
September 15, 1997

RICH COAST, INC.
CONSOLIDATED BALANCE SHEETS
(UNAUDITED - SEE NOTICE TO READER)
(UNITED STATES DOLLARS)


                                                                             July 31,
                                                                      1997            1996
                                                                      ----            ----
ASSETS

CURRENT
  Cash                                                         $    110,680     $     26,090
  Accounts receivable                                               337,595          423,922
  Prepaid expenses                                                    5,081           67,299
  Inventory                                                         116,912                0
                                                               ------------     ------------
                                                                    570,268          517,311
DISTILLATION UNIT                                                 2,024,706        2,024,705
CAPITAL ASSETS                                                    3,193,152        3,541,987
DEFERRED FINANCE CHARGES AND OTHER ASSETS                           171,258           50,037
                                                               ------------     ------------
                                                               $  5,959,384     $  6,134,040
                                                               ============     ============
LIABILITIES

CURRENT
  Accounts payable and accrued liabilities                     $    744,380     $    683,599
  Accrued oil and waste treatment costs                             291,973          150,283
  Past services compensation payable                                      0          351,935
  Due to shareholder                                                100,000                0
  Current portion of long-term debt (note 4)                         80,257           67,331
                                                               ------------     ------------
                                                                  1,216,610        1,253,148
CONVERTIBLE DEBENTURE                                                     0          105,000
LONG-TERM DEBT (note 4)                                           2,546,834        2,144,061
                                                               ------------     ------------
                                                                  3,763,444        3,502,209
                                                               ------------     ------------
Shareholders' Equity

Common stock, $0.001 par value; 100,000,000 shares
 authorized, 16,560,113 and 14,425,843 shares issued
 and outstanding at July 31, 1997 and 1996, respectively             16,560           14,426
Additional paid-in capital                                       23,906,848       23,562,878
Accumulated deficit                                             (21,727,468)     (20,945,473)
                                                               ------------     ------------
                                                                  2,195,940        2,631,831
                                                               ------------     ------------
                                                               $  5,959,384     $  6,134,040
                                                               ============     ============





See notes to consolidated financial statements.

RICH COAST, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED - SEE NOTICE TO READER)
(UNITED STATES DOLLARS)


                                                                             Three Months
                                                                             Ended July 31,
                                                                       1997                 1996
                                                                       ----                 ----
SALES                                                              $   561,786         $   534,048
COST OF SALES (exclusive of depreciation)                              260,133             344,776
                                                                   -----------         -----------
GROSS PROFIT                                                           301,653             189,272
                                                                   -----------         -----------
EXPENSES
  Salaries and wages                                                   240,723              84,471
  Consulting                                                           116,050             361,294
  Interest                                                              53,887              57,094
  Insurance                                                             32,621              28,173
  Utilities                                                             29,783              37,229
  Audit, accounting and legal                                           23,053              16,869
  Travel                                                                21,282              31,524
  Repairs and maintenance                                               19,644               9,442
  Office and general                                                    18,460              19,395
  Property taxes                                                        17,308              20,700
  Financing                                                              7,911              36,720
  Telephone and facsimile                                                7,890               7,510
  Rent and secretarial                                                   7,353               7,042
  Shareholder relations                                                  2,006              19,774
  Bad debts                                                              1,210               5,990
  Management fees                                                            0               5,482
  Depreciation                                                          66,164             107,097
                                                                   -----------         -----------
                                                                       665,345             855,806
                                                                   -----------         -----------
LOSS FOR PERIOD                                                    $  (363,692)        $  (666,534)
                                                                   ===========         ===========
LOSS PER SHARE                                                     $     (0.02)              (0.05)
                                                                   ===========         ===========
WEIGHTED AVERAGE NUMBER OF
  SHARES OUTSTANDING                                                16,223,020          13,575,800
                                                                   ===========         ===========




See notes to consolidated financial statements.

RICH COAST, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED - SEE NOTICE TO READER)
(UNITED STATES DOLLARS)


                                                           Three Months
                                                           Ended July 31,
                                                       1997            1996
                                                       ----            ----
NET CASH USED IN OPERATING ACTIVITIES               $(236,243)       $(417,081)
                                                    ---------        ---------
INVESTING ACTIVITIES
  Capital asset additions                             (47,082)         (55,927)
  Deferred finance charge                             (45,000)               0
                                                    ---------        ---------
                                                      (92,082)         (55,927)
                                                    ---------        ---------
FINANCING ACTIVITIES
  Issue of capital stock for cash                           0          539,230
  Proceeds from convertible debenture                 450,000          105,000
  Shareholders' loans repayment                             0         (172,599)
  Repayment of capital lease                          (13,336)          (4,030)
  Repayment of long-term debt                         (10,578)             (53)
                                                    ---------        ---------
                                                      426,086          467,548
                                                    ---------        ---------
INCREASE (DECREASE) IN CASH                            97,761           (5,460)
CASH, BEGINNING OF PERIOD                              12,919           31,550
                                                    ---------        ---------
CASH, END OF PERIOD                                 $ 110,680        $  26,090
                                                    =========        =========




See notes to consolidated financial statements.

RICH COAST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JULY 31
(UNAUDITED - SEE NOTICE TO READER)
(UNITED STATES DOLLARS)




1.      BASIS OF PRESENTATION

        These unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States for interim financial information. These financial statements are condensed and do not include all disclosures required for annual financial statements. These financial statements should be read in conjunction with the Company's audited consolidated financial statements included in the Company's Annual Report on Form 10-KSB for the year ended April 30, 1997.

        In the opinion of the Company's management, these financial statements reflect all adjustments necessary to present fairly the Company's consolidated financial position at July 31, 1997 and 1996 and the consolidated results of operations and the consolidated statement of changes in financial position for the three months then ended. The results of operations for the three months ended July 31, 1997 are not necessarily indicative of the results to be expected for the entire fiscal year.

2.      LOSS PER SHARE

        Loss per share is computed using the weighted average number of common shares outstanding during each of the periods.

3.      COMPARATIVE FIGURES

        Certain of the figures for the comparative prior quarter have been restated to conform to the 1997 presentation.

4.      LONG-TERM DEBT


                                                                               1997              1996
                                                                               ----              ----
10% convertible promissory notes due 18 months after date of issue,
convertible into common stock at the option of the holder at maturity       $  450,000       $        0

10% senior secured note, due October 1, 2001, interest payable monthly       2,000,000        2,000,000

Land contract payable in monthly instalments of $4,753 each including
principal and interest at 8%                                                   177,091          208,203

Equipment loan                                                                       0            3,189
                                                                            ----------       ----------
                                                                             2,627,091        2,211,392
Less:  Current portion                                                          80,257           67,331
                                                                            ----------       ----------
                                                                            $2,546,834       $2,144,061
                                                                            ==========       ==========

RICH COAST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JULY 31
(UNAUDITED - SEE NOTICE TO READER)
(UNITED STATES DOLLARS)



5.   CAPITAL STOCK

     (a)  Authorized  100,000,000 common shares of $.001 par value

     (b)  Issued during the period:


                                                     Number of      Price Per
                                                      Shares        Share ($)         Amount
                                                     ---------      ---------         ------
Quarter July 31, 1996

Shares issued
  For cash, private placements                         640,000         $ 0.765      $489,650
  For cash on exercise of options                       61,750    CDN  $ 1.10         49,580
  For services                                         400,000         $ 0.875       350,000
                                                     ---------         -------      --------
                                                     1,101,750                      $889,230
                                                     =========                      ========
Quarter July 31, 1997

Shares issued
  For services                                         154,200         $  0.25      $ 38,550
                                                       150,000         $  0.50        75,000
  Forbearance of interest                              100,000               0             0
                                                     ---------         -------      --------
                                                       404,200                      $113,550
                                                     =========                      ========

RICH COAST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JULY 31
(UNAUDITED - SEE NOTICE TO READER)
(UNITED STATES DOLLARS)



5.   CAPITAL STOCK (Continued)

     (c)  At July 31, 1997, the following stock options were outstanding


                                                          EXERCISE        NUMBER
EXPIRY DATE                                                PRICE        OF SHARES
-----------                                               --------      ---------
October 3, 1998                                           $ 0.62         15,000
October 21, 1996                                          $ 1.80         15,000
February 1, 1997                                          $ 0.98         40,218
March 12, 1997                                            $ 0.93         10,031
May 10, 1997                                              $ 1.08        184,453
September 8, 2005                                         $ 1.00        400,000
December 27, 2005                                         $ 0.50        800,000
January 15, 2006                                          $ 0.50        800,000

     (d) At July 31, 1997, share purchase warrants were outstanding for 3,600,000 shares exercisable at $0.30 per share to January 10, 2006 and 235,000 shares exercisable at $1.00 per share to May 8, 1998.

     (e) In August 1997, the Company issued 50,000 shares at $0.50 per share for financial services and 10,000 shares for other services.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following information should be read in conjunction with the unaudited consolidated financial statements included herein which are prepared in accordance with generally accepted accounting principles ("GAAP") in the United States for interim financial information.

The Company's management functions and all operations have been consolidated in Dearborn, Michigan. Nonhazardous waste disposal and oil recycling operations continue at the Ford Road site while the biological treatment system and additional oil recycling capacity are being installed at the Company's recently acquired terminal located at 6011 Wyoming Avenue in Dearborn.

RESULTS OF OPERATIONS

Currently the biological treatment system is in pilot operation with start of commercial operation expected in October, 1997. Additional oil recycling capacity is also under construction but sufficient funding is not available to allow completion at this time. The Company completed subscriptions for $450,000 of convertible debentures during the first quarter of the 1997 fiscal year and utilized those funds for completion of its bio-system and toward substantial progress in constructing added oil recycling capacity. The Company hopes to generate sufficient revenues from operations in order to complete the oil recycling project. If sufficient revenues cannot be generated, the Company may need to obtain additional financing, the availability of which cannot be assured. Pilot operation of the bio-treatment system has not disclosed any significant problems to date; however, micro-organisms must now be introduced into the system and monitored to ensure they remain in a healthy condition so that commercial quantities of organic wastes can be processed. This requires establishment of commercial delivery schedules for organic wastes and blending of incoming waste streams to accommodate needs of the micro-organism colony. Rich Coast has customers awaiting start-up of the bio-system and the Company also has a three million gallon blending tank but there is a risk of delay if waste stream schedules create difficulty in blending.

CHANGES IN FINANCIAL CONDITION

The Company's first quarter revenues of $561,786 are up 5.2% from the same period in 1996 and up 16.6% from its previous quarter. Losses for the first quarter were reduced from $666,534 in the first quarter of fiscal 1996 to $363,692 and are in line with the Company's business plan. Losses were reduced by an improvement in cost of sales but were offset by a build-up in personnel required to operate the new biological treatment system and to support operations at both the Wyoming and Ford Road sites. As revenues are increased from the biological treatment system going commercial and from increases that are expected to continue in all other segments of the business, the Company looks forward to generating positive cash flow for reinvestment in facilities.

Cost control activities will continue and are reflected in the accompanying first quarter financials which detail a 69% reduction in consulting expenses, a 32% reduction in travel expenses and a 78% reduction in financing expenses, as compared to the corresponding quarter in 1996. While shareholder relations costs were also reduced substantially those costs will soon increase as the Company brings new business on stream.

Cash at the end of the first quarter increased by $84,590 from a year earlier and reflects proceeds received from the sale of convertible debentures. This cash is being used for additional facilities required to generate business and move the Company towards profitability. The Company is growth orientated and has well defined opportunities to improve its business and competitive position. Growth is expected from new businesses which can improve their profitability by utilizing the unique services of Rich Coast in the disposal of oily sludges and food processing wastes.

LIQUIDITY AND CAPITAL RESOURCES

To date, the Company has not generated sufficient revenue to fund operations. Since its inception, the Company has financed its business primarily from the sale of equity securities. As at July 31, 1997 the Company had $110,680 cash on hand and a working capital deficit of $646,342. Management expects additional revenues from bio-treatment and revenues from new contracts involving existing capabilities to support operations until generation of positive cash flow.

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

FORWARD-LOOKING STATEMENTS

The following cautionary statements are made pursuant to the Private Securities Litigation Reform Act of 1995 in order for Rich Coast to avail itself of the "safe harbor" provisions of that Act. Discussions and information in this document which are not historical facts should be considered forward-looking statements. With regard to forward-looking statements, including those regarding the potential revenues from the commercialization of the biological treatment system, and the business prospects or any other aspect of Rich Coast, be advised that actual results and business performance may differ materially from that projected or estimated in such forward-looking statements. Rich Coast has attempted to identify in this document certain of the factors that it currently believes may cause actual future experience and results to differ from its current expectations. In addition to the risks cited above specific to the biological treatment system, differences may be caused by a variety of factors, including but not limited to, adverse economic conditions, entry of new and stronger competitors, inadequate capital, unexpected costs, and failure to capitalize upon access to new clientele.

                          PART II - OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibit 3(i)  - Articles of Incorporation. (1)

     Exhibit 3(ii) - Bylaws. (1)

     Exhibit 27.1  - Financial Data Schedule.  Filed herewith.
__________

(1) Incorporated by reference from Registration Statement on Form S-4, File No. 333-6099, effective August 7, 1996.



(b) Reports on Form 8-K: None. During the quarter ended July 31, 1997, the Company filed no reports on Form 8-K.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        RICH COAST INC.



Date:  September 19, 1997               by: /s/ James P. Fagan
                                            ------------------------------------
                                            James P. Fagan, President



Date:  September 19, 1997               by: /s/ Michael M. Grujucich
                                            ------------------------------------
                                            Michael M. Grujucich, Chief
                                            Financial and Accounting Officer

                                 EXHIBIT INDEX



Exhibit
Number                              Description
------                              -----------
(a)              Exhibit 3(i)  - Articles of Incorporation. (1)

                 Exhibit 3(ii) - Bylaws. (1)

                 Exhibit 27.1  - Financial Data Schedule.  Filed herewith.
__________

(1) Incorporated by reference from Registration Statement on Form S-4, File No. 333-6099, effective August 7, 1996.