Form 10QSB
period 1997-10-31
RICH COAST INC
filed 1997-12-19
CIK 814186

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                         WASHINGTON, D.C.  20549
                               FORM 10-QSB

(X)       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
          SECURITIES EXCHANGE ACT OF 1934
          For the quarterly period ended October 31, 1997
          OR
(  )      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
          SECURITIES EXCHANGE ACT OF 1934
          For the transition period from _________ to ___________.

COMMISSION FILE NUMBER:  0-15859


                              RICH COAST INC.
      (Exact name of small business issuer as specified in its charter)


           Delaware                                  91-1835978
(State or other jurisdiction of                  (I.R.S. Employer
incorporation or organization)                  Identification No.)


                  10200 Ford Road, Dearborn,  MI  48126
                 (Address of principal executive offices)

                             (313) 582-8866
                      (Issuer's telephone number)

(Former name, former address and former fiscal year, if changed since last report)

Check whether the registrant (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. YES X NO

The number of shares outstanding of the issuer's classes of common equity, as of October 31, 1997 is 17,241,119 shares of Common Stock.

Transitional Small Business Disclosure Format (check one): YES   NO  X

                         PART I - FINANCIAL INFORMATION


ITEM 1.FINANCIAL STATEMENTS













RICH COAST, INC.

Interim Consolidated Financial Statements
October 31, 1997
(Unaudited - See Notice to Reader)

NOTICE TO READER


We have compiled the consolidated balance sheets of Rich Coast, Inc. as at October 31, 1997 and 1996 and the consolidated statements of operations and cash flows for the six months ended October 31, 1997 and 1996 from information provided by management. We have not audited, reviewed or otherwise attempted to verify the accuracy or completeness of such information. Readers are cautioned that these statements may not be appropriate for their purposes.








"Smythe Ratcliffe"

Chartered Accountants

Vancouver, British Columbia
December 12, 1997

RICH COAST, INC.
Consolidated Balance Sheets
(Unaudited - See Notice to Reader)
(United States Dollars)



                                                October 31,      April 30,
                                                   1997             1997

Assets

Current
  Cash                                          $    5,077     $    12,919
  Accounts receivable                              418,440         288,265
  Prepaid expenses                                   5,548           4,436
  Inventory                                        110,549         135,673
                                                   539,614         441,293
Distillation Unit                                2,024,706       2,024,706
Capital Assets                                   3,192,286       3,210,485
Deferred Finance Charges and Other Assets          163,411         113,300

                                                $5,920,017      $5,789,784

Liabilities

Current
  Accounts payable and accrued liabilities     $   831,492     $   739,128
  Accrued oil and waste treatment costs            276,351         303,973
  Due to shareholder                                     0         100,000
  Current portion of long-term debt (note 4)        89,091          84,194
                                                 1,196,934       1,227,295
Long-Term Debt (note 4)                          2,571,393       2,116,811

                                                 3,768,327       3,344,106

Shareholders' Equity

Common stock, $0.001 par value; 100,000,000
shares authorized, 17,241,119 and
16,155,913 shares issued and outstanding
at October 31, 1997 and April 30, 1997
respectively
                                                    17,241          16,156

Additional paid-in capital                      24,048,257      23,793,298
Accumulated deficit                            (21,913,808)    (21,363,776)

                                                 2,151,690       2,445,678

                                                $5,920,017      $5,789,784

RICH COAST, INC.
Consolidated Statements of Operations
(Unaudited - See Notice to Reader)
(United States Dollars)


                                                  Three Months                  Six Months
                                                Ended October 31,            Ended October 31,
                                              1997             1996        1997             1996
Sales                                     $642,912         $491,203  $1,204,698       $1,025,251
Cost of Sales (exclusive of depreciation)  240,014          416,761     500,147          761,537

Gross Profit                               402,898           74,442     704,551          263,714

Expenses
  Salaries and wages                       251,749          191,491     492,472          275,962
  Interest                                  60,603            5,488     114,490           62,582
  Property taxes                            35,230           29,623      52,538           42,106
  Consulting                                29,560          145,604     145,610          614,339
  Insurance                                 28,256           24,036      60,877           52,209
  Utilities                                 22,770           24,777      52,553           62,006
  Audit, accounting and legal               20,722           98,939      43,775          115,808
  Travel                                    21,282           22,510      37,373           54,034
  Office and general                        16,731           15,539      42,544           65,654
  Financing                                 16,162                0      24,073           26,741
  Repairs and maintenance                   15,677           12,474      35,321           21,916
  Telephone and facsimile                    7,248            8,939      15,138           16,449
  Bad debts                                  1,013                0       2,223            5,990
  Shareholder relations                        770           18,223       3,776           37,997
  Depreciation                              65,627           95,106     131,791          202,203

                                           593,400          692,749   1,254,554        1,655,996

Loss For Period                          $(190,502)       $(618,307)  $(550,003)     $(1,392,282)

Loss per Share                             $ (0.01)         $ (0.04)    $ (0.03)         $ (0.06)

Weighted Average Number of
  Shares Outstanding                    16,590,315       14,425,843  16,359,212       13,848,630

RICH COAST, INC.
Consolidated Statements of Cash Flows
(Unaudited - See Notice to Reader)
(United States Dollars)



                                                         Six Months
                                                      Ended October 31
                                                   1997              1996

Net Loss for the Year                          $(550,003)      $(1,392,282)
Adjustment to reconcile net
Loss to net cash used by operating activities
  Shares issued for services                     155,410           457,441
  Depreciation                                   131,791           202,203

                                               $(262,802)        $(732,638)

Changes in operating assets and liabilities
  Accounts receivable                           (130,175)           82,472
  Inventory                                       25,124           (90,547)
  Prepaids                                        (1,112)          (13,286)
  Account payable and accrued liabilities         64,742           303,563

                                                 (41,421)          282,202

Net Cash Used in Operating Activities           (304,223)         (450,436)

Investing Activities
  Capital asset additions                       (124,461)         (102,296)
  Deferred finance charge                        (38,637)           (4,032)

                                                (163,098)         (106,328)

Financing Activities
  Issue of capital stock for cash                      0           539,230
  Proceeds from convertible debenture            486,967                 0
  Repayment of long-term debt                    (27,488)           (7,508)

                                                 459,479           531,722

Increase (Decrease) in Cash                       (7,842)          (25,042)
Cash, Beginning of Period                         12,919            31,550

Cash, End of Period                               $5,077            $6,508

RICH COAST, INC.
Notes to Consolidated Financial Statements
October 31
(Unaudited - See Notice to Reader)
(United States Dollars)




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

         In the opinion of the Company's management, these financial statements reflect all adjustments necessary to present fairly the Company's consolidated financial position at October 31, 1997 and 1996 and the consolidated results of operations and the consolidated statement of changes in financial position for the three months and the six months then ended. The results of operations for the three months and the six months ended October 31, 1997 are not necessarily indicative of the results to be expected for the entire fiscal year.

2.       LOSS PER SHARE

         Loss per share is computed using the weighted average number of common shares outstanding during each of the periods.

3.       COMPARATIVE FIGURES

         Certain of the figures for 1996 have been restated to conform to the 1997 presentation.

4.       LONG-TERM DEBT
                                                                     1997         1996
         10% convertible promissory notes due 18 months after
         date of issue, convertible into common stock at the
         option of the holder at maturity                          $486,967          $0
         10% senior secured note, due October 1, 2001, interest
         payable monthly                                          2,000,000   2,000,000

         Land contract payable in monthly instalments of $4,753
         each including principal and interest at 8%                173,517     201,450

         Equipment loan                                                   0       2,487

                                                                  2,660,484   2,203,937

         Less:  Current portion                                      89,091      71,332

                                                                 $2,571,393  $2,132,605

RICH COAST, INC.
Notes to Consolidated Financial Statements
October 31
(Unaudited - See Notice to Reader)
(United States Dollars)



5.       CAPITAL STOCK

         (a)  Authorized  100,000,000 common shares of $0.001 par value

         (b)  Issued during the period:

                                                  Number of                Par          Additional Paid-in
                                                   Shares                 Value               Capital
              Six months
                ended October 31, 1996

              Shares issued
                For cash, private placements        640,000                $640              $489,010
                For cash on exercise of options      61,750                  62              $ 49,518
                For services                        400,000                 400              $349,600

                                                  1,101,750                                  $888,128

              Six months ended
                October 31, 1997

              Shares issued
                For services                        414,200                $414              $142,496
                For financing fees                   50,000                  50                12,450
                For settlement of debt              521,198                 521                99,709
                Forbearance of interest             100,000                 100                   100

                                                  1,085,398              $1,085              $254,755

RICH COAST, INC.
Notes to Consolidated Financial Statements
October 31
(Unaudited - See Notice to Reader)
(United States Dollars)



5.  CAPITAL STOCK (Continued)

    (c)   At October 31, 1997, the following stock options were outstanding



                                         Exercise               Number
          Expiry Date                      Price              of Shares

          May 9, 2006                     $ 0.25                200,000
          July 30, 2007                   $ 0.20              1,032,348
          July 30, 2007                   $ 0.25                516,164
          September 8, 2007               $ 0.18              1,310,000
          September 8, 2007               $ 0.22                550,000
          July 20, 2007                   $ 0.20                427,201
          July 20, 2007                   $ 0.25                427,200
          July 20, 2007                   $ 0.50                  5,000
          September 8, 2006               $ 0.25                 20,000
          September 8, 2005               $ 0.25                400,000
          December 27, 2005               $ 0.25                620,000
          January 15, 2006                $ 0.25                800,000


    (d) At October 31, 1997, share purchase warrants were outstanding for 3,600,000 shares exercisable at $0.30 per share to January 10, 2006, 235,000 shares exercisable at $1.00 per share to May 8, 1998 and 600,000 shares exercisable at $0.25 per share to January 12, 1999.

    (e) In November 1997, the Company issued 180,000 shares at $0.25 per share on exercise of warrants and 200,000 shares at $0.25 per share.

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

Board of Directors Change

In August 1997 Randall Pow resigned as a director of the Company. Recognizing a need to strengthen it's Board membership while filling the newly-created vacancy, Rich Coast announced the appointment of Mr. George Nassos to its Board of Directors on August 7, 1997. With his extensive background in the environmental industry, including over eleven years with the Chemical Waste Management subsidiary of Waste Management, Inc., Mr. Nassos is capable of expanding the Company's business base through his many industry contacts and of developing strategies to grow the Company more rapidly.

Results of Operations

The Company's newly completed one million gallon biological treatment system went into operation Nov. 3, 1997. Management believes that not only will this system provide increased recurring revenues, it will also create a preferred technology based service at lower cost, thus providing the Company with a competitive advantage in many existing and new areas of business.

As indicated in Rich Coast's first quarter report for the 1998 fiscal year, additional biological treatment revenues are being utilized to complete a major expansion of the Company's oil processing capacity. Four 40 thousand gallon treatment tanks are now being installed in a raised roof portion of an existing building. Work remaining before the tanks can begin treatment includes installation of heaters, mixers, pumps, valves and chemical feed systems plus associated plumbing and boiler connections. When completed, the system's capacity is designed to process two 40,000 gallon tank loads per day or approximately 20 million gallons per year.

Waste oil, that the Company is paid to receive, is being accumulated at its ten million gallon Wyoming Road terminal facility in Dearborn, Michigan. Until the new oil processing capacity comes on stream, accumulated oil will be recycled into saleable product at the Company's Ford Road facility in Dearborn. Over two million gallons of oily wastes are in the Company's inventory and will be processed during the third quarter at a rate which management hopes will gradually accelerate to over 10,000 gallons per day at its Ford Road facility before increased capacity comes on stream at the Wyoming Road facility.

Changes in Financial Condition

The Company's second quarter revenues of $642,912 are up 30.9% from the same period in its last fiscal year and up to 14.5% from its previous quarter. Losses for the second quarter were reduced from $363,692 in the first quarter of fiscal 1998 to $190,502 in the current quarter and are in the line with the Company's business plan. Increasing revenues from the biological treatment system and from remediation services for more than 1.6 million gallons of waste oil being received from one of the big three automotive companies account for Rich Coast's improving financial condition. The increasing revenues and cost reduction programs that were implemented during the second quarter are expected to continue and to generate positive cash flow for reinvestment in facilities.

In October, 1997, the last month of this reporting quarter, Rich Coast realized record monthly revenue of $223,961 which resulted in approximate break-even cash flow operation. The October revenue increase and improved net income reflect initiation of the Company's waste oil activities which are now beginning to function as intended, i.e., profits are realized from receipt of oil waste streams as well as from sale of oil recycled from the oily waste streams.

Liquidity and Capital Resources

Management is confident that operations will produce net income in the fiscal quarter November 1997 thru January 1998. However, overdue accounts payable and expenditures for additional facilities to improve profitability require supplemental funding if an acceptable growth rate is to be achieved. Fortunately, the financial needs of the Company are now being seriously considered by local banks due to the Company's improved financial performance and because of available equity in its Ford Road location. At this time a real estate loan is being pursued which will provide necessary supplemental funding until Rich Coast's net income provides sufficient funds for growth or the net income results in a per share value that would make equity financing attractive. The Company is also conducting a note offering to complete the installation of its four 40,000 gallon tanks. The funds from this offering will be in addition to the revenues generated from the biological treatment system.

Forward-Looking Statements

The following cautionary statements are made pursuant to the Private Securities Litigation Reform Act of 1995 in order for Rich Coast to avail itself of the "safe harbor" provisions of that Act. Discussions and information in this document which are not historical facts should be considered forward-looking statements. With regard to forward-looking statements, including those regarding the potential revenues from the commercialization of the biological treatment system, and the business prospects or any other aspect of Rich
Coast, be advised that actual results and business performance may differ materially from that projected or estimated in such forward-looking statements. Rich Coast has attempted to identify in this document certain of the factors that it currently believes may cause actual future experience and results to differ from its current expectations. In addition to the risks cited above specific to the biological treatment system, differences may be caused by a variety of factors, including but not limited to, adverse economic conditions, entry of new and stronger competitors, inadequate capital and the inability to obtain funding from third parties, unexpected costs, and failure to capitalize upon access to new clientele.

                       PART II - OTHER INFORMATION

ITEM 5.  OTHER INFORMATION

On October 15, 1997 the Company sold 521,198 of its Common Stock to William McCullagh in cancellation of a loan from him to the Company in the principal amount of $100,000 plus cancellation of accrued interest in the amount of $4,239.58. The shares were issued in an off shore transaction intended to be exempt from registration under Regulation S promulgated under the Securities Act of 1933 (the "Act").

On December 5, 1997 the Company sold an additional 200,000 shares of its Common Stock to Mr. McCullagh for $50,000 in an off shore transaction intended to be exempt from registration under Regulation S promulgated under the Act.

The Company is conducting a private placement of 10% 18 month convertible promissory notes. The Notes will not be or have not been registered under the Act and may not be offered or sold in the United States absent registration or an applicable exemption from registration requirements.



ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

 (a)  Exhibit 3(i) - Articles of Incorporation. (1)

      Exhibit 3(ii) - Bylaws. (1)

      Exhibit 27.1 - Financial Data Schedule.  Filed herewith.


(1) Incorporated by reference from Registration Statement on Form S-4, File No. 333-6099, effective August 7, 1996.


(b) Reports on Form 8-K: None. During the quarter ended October 31, 1997, the Company filed no reports on Form 8-K.





                               SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                    RICH COAST INC.



Date: December 18, 1997             by: /s/ James P. Fagan
                                        James P. Fagan, President


Date: December 18, 1997             by: /s/ Michael M. Grujucich
                                        Michael M. Grujucich, Chief Financial
                                        and Accounting Officer