Form 10-Q
period 1998-03-17
RICH COAST INC
filed 1998-03-17
CIK 814186

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                     WASHINGTON, D.C.  20549
                           FORM 10-QSB

(X)       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
          SECURITIES EXCHANGE ACT OF 1934
          For the quarterly period ended January 31, 1998
          OR
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

The number of shares outstanding of the issuer's classes of common equity, as of January 31, 1998 is 17,862,226 shares of Common Stock.

Transitional Small Business Disclosure Format (check one):     YES       NO  X

                     PART I - FINANCIAL INFORMATION


ITEM 1.FINANCIAL STATEMENTS












RICH COAST, INC.

Interim Consolidated Financial Statements
January 31, 1998
(Unaudited - See Notice to Reader)

NOTICE TO READER


We have compiled the consolidated balance sheets of Rich Coast, Inc. as at January 31, 1998 and the consolidated statements of operations for the three months and the nine months ended January 31, 1998 and 1997 and cash flows for the nine months ended January 31, 1998 and 1997 from information provided by management. We have not audited, reviewed or otherwise attempted to verify the accuracy or completeness of such information. Readers are cautioned that these statements may not be appropriate for their purposes.










"Smythe Ratcliffe"

Chartered Accountants

Vancouver, British Columbia
March 12, 1998

RICH COAST, INC.
Consolidated Balance Sheets
(United States Dollars)                        January 31,      April 30,
                                                  1998            1997
                                              (Unaudited)
Assets

Current
  Cash                                         $    20,298   $   12,919
  Accounts receivable                              606,685      288,265
  Insurance claim receivable (note 4)              780,000            0
  Inventory                                        108,958      135,673
  Prepaid expenses                                   2,690        4,436
                                                 1,518,631      441,293
Distillation Unit                                2,024,706    2,024,706
Capital Assets                                   2,930,918    3,210,485
Deferred Finance Charges and Other Assets          158,128      113,300

                                              $  6,632,383 $  5,789,784

Liabilities

Current
  Accounts payable and accrued liabilities    $  790,050   $    739,128
  Accrued oil and waste treatment costs          453,152        303,973
  Due to shareholder                                   0        100,000
  Deferred insurance proceeds (note 4)           309,500              0
  Current portion of long-term debt (note 5)      98,151         84,194
                                               1,650,853      1,227,295
Long-Term Debt (note 5)                        2,598,719      2,116,811
                                               4,249,572      3,344,106

Shareholders' Equity

Common stock, $0.001 par value;
100,000,000 shares authorized,
17,241,119 and 16,155,913 shares
issued and outstanding at
January 31, 1998 and
April 30, 1997 respectively                       17,862        16,156


Additional paid-in capital                    24,186,336    23,793,298
Accumulated deficit                          (21,821,387)  (21,363,776)
                                               2,382,811     2,445,678
                                            $  6,632,383  $  5,789,784

RICH COAST, INC.
Consolidated Statements of Operations
(Unaudited - See Notice to Reader)
(United States Dollars)

                                                   Three Months               Nine Months
                                                 Ended January 31,          Ended January 31,
                                               1998           1997       1998           1997
Sales                                      $  813,761    $  388,538  $ 2,018,459   $ 1,413,789
Cost of Sales (exclusive of depreciation)     416,939       253,714      917,086     1,015,251
Gross Profit                                  396,822       134,824    1,101,373       398,538
Expenses
  Salaries and wages                          180,186       214,702      672,658       499,484
  Consulting                                    3,242        49,390      148,852       657,443
  Interest                                     69,781        49,078      184,271       111,660
  Insurance                                    24,029        18,867       84,906        71,076
  Utilities                                    36,823        26,074       89,376        98,303
  Audit, accounting and legal                  61,191        16,360      104,966       132,168
  Travel                                       13,902        10,419       51,275        64,453
  Repairs and maintenance                       8,243         7,715       43,564        29,631
  Office and general                           47,119        27,527       93,439       106,736
  Property taxes                               19,421        13,742       71,959        55,848
  Factoring fee                                 3,093        11,112       27,166        14,075
  Telephone and facsimile                       9,257         6,529       24,395        22,978
  Shareholder relations                             0         3,656            0        41,653
  Bad debts                                       564             0        2,787         5,990
  Depreciation                                 65,076        78,381      196,867       280,584

                                              541,927       533,552    1,796,481     2,192,082

Loss for Period Before
  Insurance Claim                            (145,105)     (398,728)    (695,108)   (1,793,544)
Extraordinary Item
  Insurance claim (note 4)                    237,500             0      237,500             0

Income (Loss) for Period                   $   92,395   $  (398,728) $  (457,608) $ (1,793,544)

Loss per Share                                $ (0.01)      $ (0.03)     $ (0.04)      $ (0.12)
Earnings Per Share on
  Extraordinary Item                             0.02          0.00         0.01          0.00

Income (Loss) Per Share                        $ 0.01       $ (0.03)     $ (0.03)      $ (0.12)

Weighted Average Number of
  Shares Outstanding                       17,580,581    14,834,670   16,899,721    14,560,453

RICH COAST, INC.
Consolidated Statements of Cash Flows
(Unaudited - See Notice to Reader)
(United States Dollars)
                                                       Nine Months
                                                    Ended January 31,
                                                  1998            1997

Net Loss for Period                        $   (457,608)  $  (1,793,544)
Adjustment to reconcile net
  loss to net cash used by
  operating activities
    Shares issued for services                  155,610         508,980
    Settlement of debt                          0               105,000
    Depreciation                                196,867         280,584
    Insurance claim                                (237,500)             0
                                                   (342,631)       (898,980)

Changes in operating assets and liabilities
  Accounts receivable                          (318,420)        143,662
  Inventory                                      26,715        (145,806)
  Prepaids                                        1,746          25,431
  Account payable and accrued liabilities       267,532         332,734
  Due to shareholder                               (100,000)         65,615
                                               (122,427)        421,636

Net Cash Used in Operating Activities          (465,058)       (477,344)

Investing Activities
  Capital asset additions                          (117,300)       (104,584)
  Deferred finance charge                           (44,828)              0
                                                   (162,128)       (104,584)

Financing Activities
  Issue of capital stock for cash                   138,700         557,780
  Proceeds from promissory notes                    526,950               0
  Repayment of long-term debt                       (31,085)         (3,504)
                                                    634,565         554,276

Increase (Decrease) in Cash                           7,379         (27,652)
Cash, Beginning of Period                            12,919          31,550

Cash, End of Period                             $    20,298    $      3,898

RICH COAST, INC.
Notes to Consolidated Financial Statements
January 31
(Unaudited - See Notice to Reader)
(United States Dollars)



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

         In the opinion of the Company's management, these financial statements reflect all adjustments necessary to present fairly the Company's consolidated financial position at January 31, 1998 and April 30, 1997 and the consolidated results of operations and the consolidated statement of changes in financial position for the three months and the six months then ended. The results of operations for the three months and the six months ended
         January 31, 1998 are not necessarily indicative of the results to be expected for the entire fiscal year.

2.       LOSS PER SHARE

         Loss per share is computed using the weighted average number of common shares outstanding during each of the periods.

3.       COMPARATIVE FIGURES

         Certain of the figures for 1997 have been restated to conform to the 1998 presentation.

RICH COAST, INC.
Notes to Consolidated Financial Statements
January 31
(Unaudited - See Notice to Reader)
(United States Dollars)



4.       INSURANCE CLAIM

         On December 15, 1997, a fire destroyed certain assets at the Company's facility located at 10200 Ford Road in Dearborn resulting in shut down of production through January 31, 1998. As a result of the damage, the Company has filed an insurance claim totalling $780,000 for repairs and replacement of equipment, damages to the building and loss of income. The amount of the claim is currently being reviewed and the outcome is not determinable at this time.

5.       LONG-TERM DEBT

                                                       1997        1996


          10% senior secured note, due
          October 1, 2001, interest
          payable monthly
                                                   $2,000,000   $2,000,000

          10% convertible promissory
          notes due 18 months after
          date of issue, convertible into
          common stock at the option of
          the holder at maturity                      526,950            0

          Land contract payable in monthly
          instalments of $4,753 each including
          principal and interest at 8%                169,920      187,669

          Obligation under capital lease                    0       13,336
                                                    2,696,870    2,201,005
          Less:  Current portion                       98,151       84,194

                                                   $2,598,719   $2,116,811

RICH COAST, INC.
Notes to Consolidated Financial Statements
January 31
(Unaudited - See Notice to Reader)
(United States Dollars)



       6.CAPITAL STOCK

          (a)Authorized  100,000,000 common shares of $0.001 par value

          (b)Issued during the period:


                                                                          Additional
                                                 Number of                 Paid-In
                                                  Shares                   Capital
          Nine months
            ended January 31, 1997
          Shares issued
            For cash, private placements      635,000    $       335    $   489,650
            For cash on exercise of options    81,750             82         68,131
            For services                      708,400            708        508,980
            For settlement of debt            152,470            152        105,000

                                            1,577,620          1,277    $ 1,171,761
          Nine months ended
           January 31, 1998

          Shares issued
            For services                      414,200    $       414    $   142,496
            For cash
              Exercise of options              40,000             40          7,160
              Exercise of warrants            581,107            581        130,918
              For financing fees               50,000             50         12,450
              For settlement of debt          521,198            521         99,709
            Forbearance of interest           100,000            100            100

                                            1,706,505    $     1,706    $   392,833

RICH COAST, INC.
Notes to Consolidated Financial Statements
January 31
(Unaudited - See Notice to Reader)
(United States Dollars)



6.       CAPITAL STOCK (Continued)

         (c)  At January 31, 1998, the following stock options were outstanding

                                             Exercise          Number
          Expiry Date                         Price          of Shares
          May 9, 2006                        $ 0.25           200,000
          July 30, 2007                      $ 0.20         1,032,348
          July 30, 2007                      $ 0.25           516,164
          September 8, 2007                  $ 0.18         1,310,000
          September 8, 2007                  $ 0.22           550,000
          July 20, 2007                      $ 0.20           427,201
          July 20, 2007                      $ 0.25           427,200
          July 20, 2007                      $ 0.50             5,000
          September 8, 2006                  $ 0.25            20,000
          September 8, 2005                  $ 0.25           400,000
          December 27, 2005                  $ 0.25           590,000
          January 15, 2006                   $ 0.25           800,000
          November 11, 2007                  $ 0.22            30,000
          September 8, 2007                  $ 0.18           300,000


         (d) At January 31, 1998, the following stock warrants were outstanding:

                                            Exercise           Number
          Expiry Date                        Price           of Shares

          September 8, 1998                  $ 2.50           200,000
          January 10, 2006                   $ 0.30         3,600,000
          January 15, 2001                   $ 0.25           150,000
          January 13, 2002                   $ 0.25           600,000
          July 30, 2002                      $ 0.20           844,643
          May 5, 1998                        $ 0.25           100,000





ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS

The following information should be read in conjunction with the unaudited consolidated financial statements included herein which are prepared in accordance with generally accepted accounting principles ("GAAP") in the United States for interim financial information.

The Company's consolidated operations in Dearborn, Michigan are running effectively and the steadily increasing business volume is being handled promptly with excellent customer reactions. The biological treatment system is complete and in use at the Company's Wyoming Avenue facility in Dearborn; however, the additional oil recycling capacity being installed at the Wyoming site has not been completed and is not expected to be in operation before mid-1998.

Mr. George Nassos, the Company's most recent addition to its Board, has been actively participating in exploring business growth prospects for Rich Coast. As a result, Rich Coast has had an opportunity to describe its capabilities to one of the world's leading engineering firms in design and installation of environmental systems. Rich Coast's capabilities were well understood and appreciated as evidenced by the firm's desire for development of non-disclosure agreements and further pursuit of studies relating to possible joint projects. This type of business relationship has been identified as a high priority by Rich Coast's Board of Directors.

Results of Operations

Since November 3, 1997 when the new one million gallon biological treatment system went into operation at the Company's Wyoming Avenue site, the Company has achieved significant gains in revenue. In the case of one customer, revenue of $166,000 was realized from the customer in the first month of operation of the biological treatment system. While record revenues were attained for the quarter ended January 31, 1998, they would have been higher if the Company could have avoided a shut down of part its operations to repair damage from a fire on December 15, 1997 at its Ford Road facility. That facility is now back in partial operation. The Company does expect the shut down to have a continuing impact on business growth. However, the Company still expects revenues to increase. The Company has filed an insurance claim relating to the fire, and that claim is currently being reviewed by the insurance adjuster.

Now that the Ford Road facility is partially back on stream along with accelerating operations of the biological treatment system at the Wyoming Avenue site, more customers are being attracted to Rich Coast because of diverse capabilities. Typical of new opportunities for Rich Coast is finalization of an exclusive arrangement with a major trucking company that hauls as much as ten million gallons of waste per year for out of state generators that are all new customers for Rich Coast. Furthermore, a second very similar trucking company has requested meetings to negotiate an exclusive arrangement for utilization of Rich Coast's biological treatment system. In anticipation of selling out the Company's total existing biological treatment capacity, a doubling of capacity is being explored in which an adjacent unused one million gallon tank could be equipped for biological treatment at a significantly lower investment cost per gallon of capacity than originally experienced.

The Company's schedule for completion of added oil recycling capacity has been delayed due to problems in obtaining building permits to raise the roof as required to install four 40 thousand gallon treatment tanks. More extensive structural steel changes must be made to satisfy the City of Dearborn's building requirements. In the interim, Rich Coast is augmenting its oil heating systems at Ford Road to break its production bottleneck while improving quality of the end product. The installation of oil processing capacity designed for 20 million gallons per year is still proceeding at the Company's Wyoming Avenue site, but this capacity will not be in operation before mid 1998.

Changes in Financial Condition

Rich Coast revenues for its third quarter ended January 31, 1998 totaled $814,228 compared to $338,538 in the same period last year for an increase of 110%. Compared to the previous quarter revenues of $642,912, revenues grew by 27%.

Most important to the Company is its attainment of net income of $92,395 (after allowing for depreciation and the insurance claim) for the period of November 1, 1997 through January 31, 1998. Realization of net income allows the Company to gradually reduce its payables and to negotiate more favorable debt or equity financing which will be required to complete oil processes and implement additional processes at its Wyoming terminal site. The Company still had a net loss of $457,608 for the nine months ended January 31, 1998 (after allowing for depreciation and the insurance claim). However, that net loss was 26% of the loss for the same nine-month period in the prior year.

Forward-Looking Statements

The following cautionary statements are made pursuant to the Private Securities Litigation Reform Act of 1995 in order for Rich Coast to avail itself of the "safe harbor" provisions of that Act. Discussions and information in this document which are not historical facts should be considered forward-looking statements. With regard to forward-looking statements, including those regarding the potential revenues from the commercialization of the biological treatment system, the continuing increase in revenues, and the business prospects or any other aspect of Rich Coast, be advised that actual results and business performance may differ materially from that projected or estimated in such forward-looking statements. Rich Coast has attempted to identify in this document certain of the factors that it currently believes may cause actual future experience and results to differ from its current expectations. In addition to the risks cited above specific to the biological treatment system, differences may be caused by a variety of factors, including but not limited to, adverse economic conditions, entry of new and stronger competitors, inadequate capital and the inability to obtain funding from third parties, the rejection of the Company's insurance claim relating to the fire, unexpected costs, and failure to capitalize upon access to new clientele.

                        PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

         On or about December 29, 1997 the Company was served with a complaint filed against it in U.S. District Court for the Eastern District of Michigan by Mobil Oil Corporation. The Complaint alleges breach of contract by the Company in connection with a Terminaling Agreement dated May 18, 1995 relating to through-put fees at Mobil's Woodhaven, Michigan facility. The dispute under the Terminaling Agreement will not affect the Company's purchase of the Mobil terminal which occurred January 15, 1996, and should not be confused with the Mobil terminal. Mobil claims damages through December 1, 1997 in the amount of at least $225,556.80, representing unpaid monthly fees, and claims that it will continue to incur damages in the amount of unpaid monthly fees under the Terminaling Agreement. Management expects the Terminaling Agreement to be renegotiated and the claims to be settled prior to trial.

         On December 30, 1997 an unrelated complaint was filed against the Company and two of its directors personally in U.S. District Court for the Eastern District of Michigan by Comer Holdings Ltd., an Irish corporation ("Comer") in which Comer claims, among other things, breach of contract relating to an alleged loan made to the Company in 1994. Comer claims damages in an amount in excess of $75,000. The Company, in its response filed on January 20, 1998, denied all liability and proffered several defenses. Management expects that the suit will be dismissed or settled prior to trial.


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

      (a)Exhibit 3(i) - Articles of Incorporation. (1)

         Exhibit 3(ii) - Bylaws. (1)

         Exhibit 27.1 - Financial Data Schedule.  Filed herewith.

(1) Incorporated by reference from Registration Statement on Form S-4, File No. 333-6099, effective August 7, 1996.


(b) Reports on Form 8-K: During the quarter ended January 31, 1998, the Company filed only one report on Form 8-K. The report was dated December 29, 1997 and reported on Item 5 information.

                               SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                          RICH COAST INC.



    Date: March 16, 1998            by: /s/ James P. Fagan
                                        James P. Fagan, President

    Date: March 16, 1998            by: /s/ Michael M. Grujucich
                                        Michael M. Grujucich, Chief Financial
                                        and Accounting Officer