Form 10-K
RICH COAST INC
filed 1998-07-31
CIK 814186

U.S. SECURITIES AND EXCHANGE COMMISSION
                              Washington, D.C.  20549

                                  	FORM 10-KSB

(Mark One)

[X]	  ANNUAL REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE
      ACT OF 1934 FOR THE FISCAL YEAR ENDED APRIL 30, 1998

[  ]	 TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
      EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD OF _________  TO
      _________.

Commission File Number:  0-15859


                               	Rich Coast Inc.
               	(Name of small business issuer in its charter)


                 Nevada                    			     91-1835978
     State or other jurisdiction of			        (I.R. S. Employer
      incorporation or organization			        Identification No.)


                 10200 Ford Road, Dearborn, Michigan  48126
                  (Address of principal executive offices)

Issuer's telephone number:   313-582-8866
Securities registered under Section 12(b) of the Act:   None

             Securities registered under Section 12(g) of the Act:

                      Common Stock, $.001 Par Value
                            (Title of Class)

Check whether the Issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
      Yes [x]		No [  ]

Check here if there is no disclosure of delinquent filers in response to
Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

Issuer's revenues for its most recent fiscal year: $2,547,083.

At July 14, 1998 there were 4,876,645 shares of the Registrant's $.001 par value Common Stock ("Common Stock"), the only outstanding class of voting securities, outstanding. Based on the closing price of the Common Stock as reported by Nasdaq on July 14, 1998, the aggregate market value of Common Stock held by non-affiliates of the Registrant was approximately $7,070,305.

Transitional Small Business Disclosure Format (check one):  	Yes [  ]		No [x]

                                 	Rich Coast Inc.
                                  	FORM 10-KSB

                                    	PART I

Item 1.	Description of Business

General Development of Business.

Rich Coast Inc. (the "Company" and/or "Rich Coast") is a non-hazardous waste treatment facility specializing in recycling of waste oils. Effective
July 14, 1998 the Company reincorporated in the State of Nevada and now operates under the General Corporation Law of the State of Nevada. Rich Coast's executive office is located at 10200 Ford Road, Dearborn, MI 48126. All of Rich Coast's operations are located in Dearborn, Michigan at 10200 Ford Road and at 6011 Wyoming Avenue.

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

On January 16, 1996, the Company acquired a new plant and processing facility located in Dearborn, Michigan from Mobil Oil Corporation (the "Wyoming Terminal Facility"). This acquisition increased the Company's oil processing capacity by approximately ten times. As part of this acquisition the Company acquired more than nine million gallons of tank capacity which, when combined with the increased processing capacity, will allow the Company to pursue much larger contracts. The Company also acquired a 17-mile product pipeline from the facility to the Detroit River, which gives the Company access to the St. Lawrence Seaway and the Great Lakes Waterway System. This will allow the Company to ship and receive product from waste generators and customers throughout the world. To fund the acquisition the Company completed a $2.0 million senior secured debt financing with a private investor. The five-year financing bears interest at 10%, may be prepaid at any time without penalty, and is secured by the Wyoming Terminal Facility.

Effective January 1, 1997 James P. Fagan was appointed as President and Chief Executive Officer replacing Robert W. Truxell as Chief Executive Officer. Mr. Truxell remains as Chairman of the Board of Directors.

During Rich Coast's fiscal year ended April 30, 1998, $696,894.42 was received from a private placement of 10% eighteen month convertible promissory notes. Resultant funds were used to start facilitation of the new Wyoming Terminal Facility and were largely responsible for construction of the Company's new biological treatment system.

In August 1997 Randall Pow resigned as a director of the Company. Recognizing a need to strengthen its Board membership while filling the newly-created vacancy, Rich Coast announced the appointment of Mr. George Nassos to its Board of Directors on August 7, 1997. With his extensive background in the environmental industry including over eleven years with the Chemical Waste Management subsidiary of Waste Management, Inc., Mr. Nassos is capable of expanding the Company's business base through his many industry contacts and of developing strategies to grow the Company more rapidly.

Since November 3, 1997 when the new one million gallon biological treatment system went into operation at the Company's Wyoming Terminal Facility, the Company has achieved significant gains in revenue. In the case of one customer, revenue of $166,000 was realized from that single customer in January 1998, the first month of bio plant operation. Revenue from the quarter ended April 30, 1998 and for the year ended April 30, 1998 totaled $528,420 and $2,547,083, respectively. These amounts are lower than expected due to a shut down of part of the Company's operations to repair damage from a fire on December 15, 1997 at its Ford Road facility. Management believes that the fire-damaged building has been repaired to better than its previous condition and this improvement is reflected in an increased asking price for the Ford Road property which is listed for sale. The Company intends to consolidate at the Wyoming Terminal Facility. The Company has recovered $435,290 via its insurance settlement.

Ford Road Facility The total site area at the Ford Road location comprises approximately 3.5 acres and includes a 23,000 square foot steel and brick building in which the treatment plant is located. The site has ample parking and room for tanker trucks to maneuver. WRS entered into a 7 year land contract in 1993 for the building at a rate of $4,754 per month and a renewable 7 year lease which will cause the land to be titled to WRS for $1.00, either after satisfactory clean-up by others or after 91 years. Non-hazardous wastes in the form of sludges, oily wastes, drum and pallet loads, waste waters and leachates are treated at Ford Road for disposal to the Detroit sewerage system, the Browning-Ferris Industries landfill at Arbor Hills, Michigan or as a recycled oil product. Capacity at the Ford Road site presently is limited due to incoming truck traffic. In the future, oily wastes will be diverted to the Wyoming Terminal Facility, as will be much of the waste waters and leachate. Ford Road will expand its capability (which involves only modest physical changes) to process wastes that require shredding and for wastes that require a pit or mixing floor for processing prior to disposal. When the Company consolidates its operations at the Wyoming Terminal Facility, the Company will be able to continue its expanded capability at that site.

Rich Coast Inc. Pipeline. The 17 mile long pipeline from Rich Coast's Wyoming Avenue site to the Wyoming Terminal Facility was purchased knowing that some repairs probably would be required. The price of the pipeline sale to Rich Coast was reduced as consideration for repairs to be paid for by Rich Coast Inc. Before the pipeline is repaired, Rich Coast must be assured that a viable terminalling agreement can be negotiated with Mobil Oil Corp. An agreement exists at present between Mobil and Rich Coast Resources, Inc. which was and still is a corporation domiciled in Michigan and controlled by Rich Coast
Inc.; however, the existing terminalling agreement contains terms that are unacceptable to Rich Coast and would make utilization of the pipeline uneconomical, and the Company and Mobil are in litigation regarding the agreement. See "Legal Proceedings." When and if an acceptable terminalling agreement can be reached, the Company still will require a long term contract with several large volume users to justify barge shipments throughout the Great Lakes Region and the St. Lawrence Seaway. When the Wyoming Avenue facility is fully on stream, it is anticipated that pipeline repairs and an acceptable terminalling agreement will be pursued.

Wyoming Terminal Facility. When the Wyoming Terminal Facility came on the market, Rich Coast was faced with an unprecedented opportunity but without adequate funding to acquire and facilitate the property. Realizing that to replicate the Wyoming Terminal Facility at a later date would be prohibitively expensive and time consuming, Rich Coast borrowed $2,000,000 and acquired Mobil's 17 acres in the heart of the automobile industry. This acreage included 12 storage buildings, six tanker truck loading and unloading racks which connect to all tanks, a one million gallon per day sewer permit, a supportive community which allows industrial zoning and expansion permits plus the pipeline to the Detroit River which gives Rich Coast the opportunity to service the entire east coast of the United States.

Rich Coast's 17 acre Wyoming Avenue site has had 58 borings analyzed by the State of Michigan and has received a "covenant not to be sued" by the State of Michigan. This environmental status is extremely attractive to all major automotive industry suppliers in the area, inasmuch as they avoid liability for any pollution that existed at the time borings were made. Rich Coast has successfully passed customer audits conducted recently that allow the Company to compete for the oily wastes coming out of the auto industry. The volume of potential business makes an increase in oily waste processing capability necessary and attainment of oily waste processing capability is a top priority and objective for Rich Coast. The biological treatment system is an excellent complementary system to the waste oil treatment in that the oily water separated during the treatment process can go directly to the biological treatment system and then to the sewer with assurances that even the more stringent discharge regulations now being considered by the EPA can be met. Rich Coast envisions a worldwide demand for its combined system for oily wastes.

When Rich Coast completes its conversion of the Wyoming Terminal Facility to a non-hazardous waste disposal and oil recycling facility, it will become a uniquely competitive and high quality oil recycling facility. With its proprietary processes and a facility that would be extremely expensive and time consuming to replicate, Rich Coast fully expects to dominate its market area when this conversion is complete.

In the past two fiscal years the Company estimates it has spent $100,000 per year on Research and Development.

The Company currently has 25 full time employees and no part time employees.

Item 2.	Description of Property

See discussion above under "Description of Business - General Development of Business."

Item 3.	Legal Proceedings

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

On December 30, 1997 an unrelated complaint was filed against the Company and two of its directors personally in U.S. District Court for the Eastern District of Michigan by Comer Holdings Ltd., an Irish corporation ("Comer"), in which Comer claims, among other things, breach of contract relating to an alleged loan made to the Company in 1994. Comer claims damages in an amount in excess of $75,000. The Company, in its response filed on January 20, 1998, denied all liability and proffered several defenses. Management expects that the suit will be dismissed or settled prior to trial.

Item 4.	Submission of Matters to a Vote of Security Holders

During the fourth quarter of the fiscal year ended April 30, 1998, four proposals were submitted to a vote of Shareholders. The shareholder meeting, which was an annual meeting, was held March 31, 1998, in Denver, Colorado. The following is a description of each matter voted upon at the meeting and a tabulation of the on each proposal.

            PROPOSAL NUMBER ONE

            The affirmative vote of a plurality of the voting shares represented at the meeting was necessary to elect the nominees for director. The votes were cast as follows:


                                   		  % of		                        % of
		                                    Shares	        Withhold	      Shares
	                        For	      Represented	     Authority	   Represented
Robert W. Truxell	    14,120,342	     96.4%	         217,980	        1.5%
James P. Fagan	       14,330,042	     97.9%     	      8,280	         .06%
Thornton J. Donaldson	14,263,972	     97.4%	          74,350	         .5%
Geoffrey Hornby	      14,263,972	     97.4%	          74,350	         .5%
George P. Nassos	     14,330,572	     97.9%	           7,750	         .05%

            PROPOSAL NUMBER TWO

	           The affirmative vote of a majority of the Company's outstanding shares is necessary to amend the Company's Certificate of Incorporation to effect a reverse split of the Company's Common
            Stock.  The votes were cast as follows:

                     % of                     % of                   % of
                    shares                   shares                 shares
       FOR        outstanding    AGAINST   outstanding   ABSTAIN  outstanding
    13,058,391	      73.1%	     1,420,050	    7.9%	      164,577    	 .9%

			         PROPOSAL NUMBER THREE

         			The affirmative vote of a majority of the voting shares
            represented at the meeting is necessary to approve the 1997 Stock
            Option and Stock Bonus Plan.  The votes were cast as follows:

                     % of                     % of                   % of
                    shares                   shares                 shares
       FOR        outstanding    AGAINST   outstanding   ABSTAIN  outstanding
    7,694,074	       52.5%	     1,526,538	    10.4%	     330,297     2.3%

         			PROPOSAL NUMBER FOUR

         			The affirmative vote of a majority of the Company's outstanding shares was necessary to approve the proposal to change the state of incorporation from Delaware to Nevada.  The votes were cast as follows:
                     % of                     % of                   % of
                    shares                   shares                 shares
       FOR        outstanding    AGAINST   outstanding   ABSTAIN  outstanding
    9,161,568	       51.3%	      543,038	     3.0%	      235,103     1.3%


	                                     PART II

Item 5.	Market for the Registrant's Common Stock and Related Stockholder
        Matters

Market Information. The Common Stock of the Company is listed on the NASDAQ Small Cap Market under the trading symbol "KRHC". The following table sets forth the high and low bid prices of the Company's Common Stock as reported by NASDAQ during the periods indicated. All amounts reflect prices adjusted for the one-for-four reverse split which was effective June 19, 1998.

NASDAQ Small Cap Market

               			Calendar			         High Bid $	         Low Bid $
1998	       April 1 - June 30	          3.88	               1.44
	           January 1 - March 31	       3.88	               1.38

1997	       October 1 - December 31	    2.00	                .74
	           July 1 - September 30	      2.75	                .75
	           April 1 - June 30	          1.36	               1.00
	           January 1 - March 31	       1.76	                .80

1996	       October 1 - December 31	    2.88	               1.24
           	July 1 - September 30	      3.00	               2.36

The closing bid price of the Common Stock on NASDAQ on July 14, 1998, was $1.59.

Holders. As of July 14, 1998, there were approximately 3,700 holders of the Company's Common Stock, and the number of shares issued and outstanding was 4,876,645.

Dividends. During the two most recent fiscal years, the Company has not declared or paid cash or other dividends on its Common Stock. The Company does not expect to pay any dividends in the near future. The Company is prohibited from paying dividends on its Common Stock while certain long term indebtedness remains outstanding.

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

As a result of acquiring the Mobil Oil Corporation terminal in Dearborn, MI and redomiciling of the Company from British Columbia, Canada to Delaware, U.S.A., the Company reorganized into the parent company, Rich Coast Inc. and four subsidiary corporations identified as:

      Rich Coast Resources, Inc.
      RichCoast Oil, Inc.
      Waste Reduction Systems, Inc.
      Rich Coast Pipeline, Inc.

On June 19, 1998, the Company reverse split its Common Stock one-for-four. Effective July 14, 1998 the Company incorporated in the State of Nevada.

Fiscal Years Ended April 30, 1998 and 1997

Revenues and Results of Operations

Rich Coast's revenue for its fourth quarter ending April 30, 1998 is $528,420 and brings 1998 fiscal year revenue to $2,547,083. This is a 34.3% increase from fiscal year 1997. Fourth quarer results were up only 9% from the year earlier period due to the adverse impact from a fire which shut down a major portion of operations from December 15, 1997 through most of February 1998 and impacted both third and fourth quarters negatively. An income loss for the fourth quarter of $374,066 significantly contributes to the loss for fiscal year 1998 of $1,069,174. Additional insurance recoveries are expected to offset $200,000 of this loss. The fire damaged building has been repaired to better than its previous condition. If the Company is able to sell the property for its asking price of $650,000, the Company could realize approximately $425,000 before taxes after payment of debt in the amount of $125,000 and another $100,000 for repairs in connection with the sale.

Business volume is being restored rapidly. Revenues for 1999 fiscal year are projected to be $3,100,000, which again reflect some continuing fire related loss of business. The fiscal year of 1998 net income loss of $1,069,174 was expected; however, improving business and better margins are forecast to generate a break-even status for Rich Coast before the end of the calendar year 1998. The Company anticipated needing additional funds from private placements to complete "use of proceeds" plans on a timely basis, which will allow implementation of additional and more efficient oil processing and waste water treatment systems by the end of calendar year 1998. Management believes that revenues from these new systems will grow by $300,000 per month before the end of Rich Coast's 1999 fiscal year (April 30, 1999), thus providing revenue at that time of $558,000 per month which is expected to produce net income of $200,000 per month.

SUMMARY

4th QUARTER REVENUE (ending 4/30/98)			       $528,420
     	Net loss for Quarter					               $374,066

REVENUES FOR FISCAL YEAR ENDING 4/30/98	    $2,547,083
     	Net Loss for Year					                $1,069,174

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

Salaries and Wages/Consulting Services

Salaries and wage increases of $188,307 from fiscal 1997 were more than offset by reductions in compensation for past services and consulting fees amounting to $664,730.

Audit, Accounting and Legal

Accounting and legal expenses decreased by $83,285.

Interest and Bank Charges

Interest expense in 1998 was $278,648 compared to $213,912 for the prior year, due to the purchase of the Wyoming Terminal Facility.

Liquidity and Capital Resources

The Company has been in a negative cash flow condition and will continue to be until additional facilities can be financed, installed and placed in operation at its Wyoming Terminal Facility. The Company expects the additional facilities to be in place by late 1998, resulting in positive cash flow by the end of fiscal 1999. Deficits have been covered by private placements, issuance of convertible debentures, factoring of receivables and by an increase in accounts payable.

Subsequent to its fiscal year end, the Company received funds from the sale of convertible debentures with a face value of $1,500,000 and which accrue interest at 10%. Proceeds from that financing have funded expansion comprehended in the Company's business plan which forecasts positive net income on a monthly basis by April 30, 1999. Any additional funds from private placements will be dedicated to expansion of the biological treatment system and two new oil process systems. Resultant revenues are being depended upon to turn the Company profitable in late 1998.

Item 7. 	Financial Statements and Supplementary Data

See Financial Statements and Supplementary Data following the signature page of this Form 10-KSB.

Item 8.	Changes in and Disagreements with Accountants on Accounting and
Financial Disclosure

None.

                                     	PART III

Item 9.	    Directors, Executive Officers, Promoters and Control Persons;
		          Compliance with Section 16(a) of the Exchange Act

The names, ages, municipalities of residence, positions with the Registrant, and principal occupations of the directors and executive officers of the Registrant as of July 14, 1998 are as follows:

     Name, Age and
Municipality Residence    Office	              Principal Occupation

Robert W. Truxell         Chairman of the      Chairman and Chief Executive
Bloomfield Hills, MI      Corporation and      Officer of Integrated Waste
Age:     73               Director since       Systems, 1992-1995; President
                          January 1996 and     of Microcel, Inc., 1990-1992;
                          Secretary since      Vice-President of General
                          August 1997          Dynamics, 1983-1990

James P. Fagan            President and        President and Cheif Operating
Okemos, Michigan          Director since       Okemos, Officer of Waste
Age:      47              January 1996; Chief  Reduction Systems 1992-1995;
                          Executive Officer    Vice President of the Powers
                          since January 1997   Fagan Group, Inc. 1990-1996

Thornton J. Donaldson     Director since June  Self-employed financial and
West Vancouver, B.C.      1984; Past President mining consultant; President
Age:     68               of the Company       of United Corporate Advisors
                          (June 1984-January   Ltd. and Director of BYG
                          1996)                Natural Resources Inc.
                                               (TSE listed)

Geoffrey Hornby           Director since       Geological Engineer-10 years
Vancouver, B.C.           June 1984            experience in the mining field
Age:     71                                    and 23 years experience in the
                                               forest industry

George P. Nassos          Director since       Director-Environmental Mgt.
Chicago, IL               June 1984            Program, Illinois Institute of
Age:     58                                    Technology

Michael M. Grujicich      Chief Financial      Director Sales Canada-WRS
Dearborn, MI	             Officer and          1993-1996, Director MRPIT,
Age:     55               Treasurer since      General Dynamics Land Systems
                          August 1996          Division 1983-1993, Divisional
                                               Controller-Rockwell
                                               International 1981-1983

The following are members of the Company's Audit Committee:

Thornton J. Donaldson
Geoffrey Hornby
Ronald Waltz, Comptroller, Rich Coast Inc.

Compliance with Section 16(a) of the Securities Exchange Act of 1934

Section 16 (a) of the Securities Exchange Act of 1934 requires the Company's directors and certain of its officers to file initial reports of ownership and reports of changes in ownership with the Securities and Exchange Commission and NASDAQ. Executive officers and directors are required by SEC regulations to furnish the Company with copies of all Section 16(a) forms they file.
Based solely on a review of the copies of such forms furnished to the Company and written representations from the Company's executive officers and directors, the Company notes one report on Form 3 was filed late by George Nassos, a director of the Company, and that all officers and directors of the Company failed to file a report on Form 5 for the fiscal year ended
April 30, 1997.

Item 10.	Executive Compensation

Compensation and Other Benefits of Executive Officers

The following table sets out the compensation received for the fiscal years ended April 30, 1996, 1997, and 1998 in respect to each of the individuals who were the Company's Chief Executive Officer at any time during the last fiscal year and the Company's other four most highly compensated executive officers whose total salary and bonus exceeded $100,000 (the "Named Executive Officers").

Summary Compensation Table


                               Annual Compensation	                           Long Term Compensation

                                                                       Awards                           Payouts

                                                                      Securities <F1>
                                                                      Under              Restricted
                                                                      Option/            Shares or              All
Name and                                              Other Annual    SAR's              Restricted    LTIP     other
Principal Position (a)           Salary      Bonus    Compensation    granted            Share Units   Payouts
                         Year    ($) (c)     ($) (d)     ($) (e)       (#) (f)           ($) (g)       ($) (g)  ($) (i)
Robert W. Truxell/
Chairman                 1998    117,851     -0-          -0-         755,662            -0-           -0-      -0-
                         1997    113,458     -0-          -0-           -0-              -0-           -0-      -0-
                         1996     74,917     -0-          -0-           -0-              -0-           -0-      -0-

James P. Fagan/          1998    144,316     -0-          -0-         556,227            -0-           -0-      -0-
CEO and President        1997    124,382     -0-          -0-           -0-              -0-           -0-      -0-
                         1996    105,290     -0-          -0-           -0-              -0-           -0-      -0-

<F1>
All share amounts have been adjusted to reflect the reverse split effective June 19, 1998.



Agreements with Management

As part of the Agreement of Merger dated October 31, 1995, the Company entered into an Employment Contract with Robert W. Truxell pursuant to which he is compensated for serving as the Company's Chief Executive Officer and Chairman of the Board of Directors commencing in January 1996. Under the contract, Mr. Truxell received a salary of $150,000 per year until January 1, 1997 at which time he resigned as Chief Executive Officer but agreed to continue as Chairman of the Board at a salary of $125,000 per year for an additional five years.

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

Pursuant to Mr. Truxell's Employment Contract, during fiscal 1996 the Board of Directors of the Company authorized the issuance of 360,399 common shares under the Company's 1995 Incentive Compensation Plan (the "1995 Plan"), subject to certain conditions, to Robert W. Truxell and his wife, Linda C. Truxell, for past services rendered by Mr. and Mrs. Truxell on behalf of Waste Reduction Systems, Inc. prior to the Company's merger with WRS effective October 31, 1995. Subsequent to April 30, 1996, the Board of Directors authorized the issuance of 180,200 common shares under the 1995 Plan to James P. Fagan as compensation for his services in connection with the Company's acquisition of the Mobil Facility from Mobil Oil Corporation. Since the shares for both Mr. Fagan and the Truxells were never issued, on July 30, 1997 the Board rescinded the grant of shares. Instead, options to acquire 258,087 shares were granted to the Truxells, exercisable at $.80 per share for ten years under the 1997 Stock Option and Stock Bonus Plan. In addition, the Truxells received five year warrants exercisable at $.80 to purchase 140,775 shares. Mr. Fagan received options to acquire 129,041 shares exercisable for ten years at $1.00 per share, plus a five year warrant exercisable at $.80 per share to purchase 70,386 shares.

            Option/Stock Appreciation Rights ("SAR") Grants during the most recently completed Fiscal Year

The following table sets out the stock options granted by the Company during the most recently completed fiscal year to the Named Executive Officers of the Company. The following amounts include options that were granted prior to the most recent fiscal year but were repriced during the year.

                                Option/SAR Grants in Last Fiscal Year
                                        Individual Grants

                         Number of         % of Total
                         Securities        Options/SARs
                         Underlying        Granted to
                         Options/SARs      Employees in        Exercise of Base  Market Price on  Expiration
Name                     Granted (#)       Fiscal Year         Price ($/Sh)      Date of Grant    Date
Robert W. Truxell        258,087           16.45%              $ .80             $1.00            07/30/07
Robert W. Truxell        140,775            8.97                 .80              1.00            07/30/02
Robert W. Truxell        100,000            6.37                1.00              1.25            01/15/06
Robert W. Truxell         25,000            1.59                1.00              1.25            05/09/06
Robert W. Truxell         48,675            3.10                 .80              1.00            05/09/06
Robert W. Truxell         50,000            3.19                 .72               .90            07/30/07
Robert W. Truxell         58,125            3.70                 .80              1.00            07/30/07
Robert W. Truxell         75,000            4.78                 .72               .90            09/08/07

James P. Fagan           129,041            8.22                1.00              1.00            07/30/07
James P. Fagan            70,386            4.48                 .80              1.00            07/30/02
James P. Fagan           100,000            6.37                1.00              1.00            07/30/02
James P. Fagan            25,000            1.59                1.00              1.00            05/09/06
James P. Fagan            58,125            3.70                1.00              1.00            05/09/06
James P. Fagan           125,000            7.96                 .88               .88            09/08/07
James P. Fagan            48,675            3.10                1.00              1.00            07/20/07


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

                 Aggregated Option/SAR Exercises in Last Fiscal Year
                            and FY-End Option/SAR Values

                                                         Number of
                                                         Securities           Value of
                                                         Underlying           Unexercised
                                                         Unexercised          In-the-Money
                                                         Options/SARs at      Options/SARs
                                                         FY-End (#)           at FY-End ($)
                     Shares Acquired                     Exercisable/         Exercisable/
Name                 on Exercise (#)  Value Realized ($) Unexercisable        Unexercisable
Robert W. Truxell         -0-                -0-         680,662              $1,561,539
                                                          all exercisable       all exercisable
James P. Fagan            -0-                -0-         556,227              $1,205,429
                                                          all exercisable       all exercisable

Repricing of Options

The Company's Board of Directors approved a reduction in option and warrant exercise prices to reflect market values in July 1997. This was done in lieu of unaffordable competitive salaries and benefits to provide incentive and to retain the services of management.

Compensation of Directors

The following table summarizes options granted during the most recently completed fiscal year to the directors of the Company (excluding the Named Executive Officers). All amounts have been adjusted to reflect the reverse split.

                                                           Market Value
                                                           of Securities
Name of             Securities           Exercise or          Underlying
Director and        Under Options        Base Price           Options on the  Date of Grant  Expiration
Officer at          Granted (#)          ($/Securities)       Date of Grant                  Date
Fiscal Year                                                   ($/Security)
End
Randall Pow         12,500                  $.72                  $.88          9/8/97        9/8/2002

Thornton Donaldson  12,500                  $.72                  $.88          9/8/97        9/8/2002

Geoffrey Hornby     12,500                  $.72                  $.88          9/8/97        9/8/2002

George P. Nassos    50,000                  $.72                  $.88          9/8/97        9/8/2002

No pension or retirement benefit plan has been instituted by the Company and none is proposed at this time and there is no arrangement for compensation with respect to termination of the directors in the event of change of control of the Company.

Item 11.	   Security Ownership of Certain Beneficial Owners and Management

To the knowledge of the Management of the Company the following tables set forth the beneficial ownership of the Company's Common Stock as of June 30, 1998 by each Director and each Executive Officer named in the Summary Compensation Table, and by all Directors and Executive Officers as a group. (All share amounts have been adjusted to reflect the reverse split effective June 19, 1998.)

Name of
Beneficial Owner/			            Shares	           			Percent
Name of Director/			         Beneficially			 	         Of
Identity of Group		     	       Owned             	  Class
Robert W. Truxell	         		1,026,462 <F1>				      18.47%
Chairman/Director

James P. Fagan			              633,327 <F2>      				11.66%
President/CEO/Director

Thornton J. Donaldson		         70,964 <F3>     				  1.44%
Director

Geoffrey Hornby			              13,548 <F4>     		      *
Director

George P. Nassos			             50,000 <F5>	          1.01%
Director/Secretary

All directors and executive
officers as a group	       		1,794,301 <F6>        		28.75%


* Less than one percent.

<F1>
Includes: (i) 345,800 shares held jointly; (ii) currently exercisable options and warrants to purchase 50,000 shares at $0.72 per share; (iii) currently exercisable options to purchase 505,662 shares at $0.80 per share; and (iv) currently exercisable options to purchase 125,000 common shares at $1.00 per share.

<F2>
Includes currently exercisable options and warrants to purchase: (i) 70,386 shares at $0.80 per share; (ii) 125,000 shares at $0.88 per share; and (iii) 360,841 shares at $1.00 per share.

<F3>
Includes currently exercisable options to purchase 52,500 shares at $1.00 per share and 12,500 shares at $0.72 per share.

<F4>
Includes currently exercisable options to purchase 12,500 shares at $0.72 per share.

<F5>
Includes currently exercisable options to purchase 50,000 shares at $0.72 per share.

<F6>
Includes securities reflected in footnotes 1-5.

To the knowledge of the Directors and Senior Officers of the Company, as of June 30, 1998, there are no persons and/or companies who or which beneficially own, directly or indirectly, shares carrying more than 5% of the voting rights attached to all outstanding shares of the Company, other than (all share amounts have been adjusted to reflect the reverse split effective
June 19, 1998):

Name and Address of			         Amount and Nature of
of Beneficial Owner				        Beneficial Ownership	         Percent of Class

Robert W. and Linda C. Truxell		 1,026,462  <F1>	                 18.47%
10200 Ford Road
Dearborn, MI  48126

James P. Fagan				                 633,327  <F2>          	       11.66%
4415 Comanche
Okemos, MI  48864

Alan Moore		                			    900,000  <F3>          	       15.58%
9441 LBJ Freeway
Suite 500
Dallas, TX  75243

<F1>
Includes: (i) 345,800 shares held jointly; (ii) currently exercisable options and warrants to purchase 50,000 shares at $0.72 per share; (iii) currently exercisable options to purchase 505,662 shares at $0.80 per share; and (iv) currently exercisable options to purchase 125,000 common shares at $1.00 per share.

<F2>
Includes currently exercisable options and warrants to purchase: (i) 70,386 shares at $0.80 per share; (ii) 125,000 shares at $0.88 per share; and (iii) 360,841 shares at $1.00 per share.

<F3>
Consists of currently exercisable warrants to purchase 900,000 shares at $1.20 per share on or before January 10, 2006.

All percentages in this section were calculated on the basis of outstanding securities plus securities deemed outstanding pursuant to Rule 13d-3(d)(1) under the United States Securities Act of 1934.

Other than the possible conversion to the Company's Common Stock of the $1,500,000 convertible debentures issued by the Company in June 1998, there are no arrangements or agreements pledging securities which could in the future result in a change of control of the Company.

Item 12.	   Certain Relationships and Related Transactions

None of the directors or executive officers of the Company, or any associate or affiliate of such person or company, has any material interest, direct or indirect, in any transaction during the past year or any proposed transaction which has materially affected or will affect the Company.

                                      	PART IV

Item 13.	   Financial Statements, Schedules and Exhibits and Reports on
            Form 8-K

(a)  	Financial Statements, Schedules and Exhibits:

      (1)	  Financial Statements - April 30, 1997 and the fiscal years ended
            April 30, 1996 and 1997

           	a)	Index to Financial Statements;
            b)	Auditor's Report to the Shareholders;
            c)	Comments by Auditors for U.S. Readers on Canada-U.S. Reporting
               Conflict;
            d)	Consolidated Balance Sheets;
            e)	Consolidated Statements of Operations;
            f)	Consolidated Statements of Deficit;
            g)	Consolidated Statements of Changes in Financial Position;
            h)	Notes to Consolidated Financial Statements.

      (2)	Schedules

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

(c)	  Exhibits


3.(i)		     Certificate of Incorporation of Rich Coast Inc.  (1)

3.(ii)		    Bylaws of Rich Coast Inc.  (1)
10.1      		Terminaling Agreement - Mobil Oil Corporation.  (P)

10.2		      Employment Contract between the Company and Robert W. Truxell
            (Exhibit 1 to the Agreement of Merger dated October 31, 1995.)  (2)

10.3		      Employment Contract between the Company and James P. Fagan
            (Exhibit 2 to the Agreement of Merger dated October 31, 1995.)  (2)

10.4		      1995 Incentive Compensation Plan.  (3)

10.5		      1996 Employee Stock Option and Bonus Plan, as amended.  (4)

10.6		      1997 Stock Option and Stock Bonus Plan.  (5)

21.1		      List of Subsidiaries of the Registrant.  Filed herewith.

27.1		      Financial Data Schedule.  Filed herewith.



(1)	Incorporated by reference from Registration Statement on Form S-4,
    File No. 333-6099, effective August 7, 1996.

(2)	Incorporated by reference to the Company's Form 8-K dated
    November 16, 1995.

(3)	Incorporated by reference from the Company's Registration Statement on
    Form S-8, File No. 333-41443.

(4)	Incorporated by reference from the Company's Registration Statement on
    Form S-8, File No. 333-50763.

(5)	Incorporated by reference from the Company's Registration Statement on
    Form S-8, File No. 333-56275.

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

                                      RICH COAST INC.


Date:   July 28, 1998					            By: /s/ James P. Fagan
	                                         James P. Fagan, President and Chief
                                   	      Executive Officer

Date:   July 28, 1998		            			By: /s/ Michael M. Grujicich
							                                   Michael M. Grujicich, Chief Financial
							                                   and Accounting Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signatures			                  Title				                    Date


/s/ Robert W. Truxell        		Chairman 	             		July 28, 1998
Robert W. Truxell			           and Director


/s/ James P. Fagan           		President , CEO 	       	July 28, 1998
James P. Fagan			              and Director


/s/ Thornton J. Donaldson 		   Director	 		             July 28, 1998
Thornton J. Donaldson


/s/ Geoffrey Hornby          		Director	              		July 28, 1998
Geoffrey Hornby


/s/ George P. Nassos          	Director               		July 28, 1998
George P. Nassos

RICH COAST, INC.
(Formerly Rich Coast Resources Ltd.)
Consolidated Financial Statements
(U.S. Dollars)
April 30, 1998 and 1997






INDEX
Page

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

                     	REPORT OF INDEPENDENT CHARTERED ACCOUNTANTS





TO THE BOARD OF DIRECTORS AND STOCKHOLDERS
OF RICH COAST, INC.


We have audited the accompanying consolidated balance sheets of Rich Coast, Inc. (formerly Rich Coast Resources Ltd.) as of April 30, 1998 and 1997 and the related consolidated statements of operations, stockholders' equity and cash flows for each of the three years in the period ended April 30, 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, these consolidated financial statements present fairly, in all material respects, the consolidated financial position of the Company as at April 30, 1998 and 1997 and the consolidated results of its operations and cash flows for each of the three years in the period ended April 30, 1998 in conformity with generally accepted accounting principles in the United States.









"Smythe Ratcliffe"

Chartered Accountants

Vancouver, Canada
July 27, 1998

RICH COAST, INC.
(Formerly Rich Coast Resources Ltd.)
Consolidated Balance Sheets
April 30
(U.S. Dollars)




                                                1998               1997
Assets (note 7)

Current
	  Cash	                                    $  53,043	         $  12,919
     Accounts receivable	                     460,558	           288,265
     Insurance claim receivable (note 3)	     435,290	                 0
     Subscriptions receivable	                 25,000	                 0
     Inventory	                               108,265	           135,673
   Prepaid expenses	                                0	             4,436


                                            1,082,156            441,293

Distillation Unit (note 5)                  2,024,706          2,024,706
Property and Equipment,
   at cost (net) (notes 4 and 7)            2,990,373          3,210,485
Patent and Technology, net                     25,681             30,525
Deferred Finance Charges and Deposits         120,732             82,775

                                           $6,243,648         $5,789,784

Liabilities

Current
   Accounts payable and accrued
      liabilities (note 6)                   $838,966           $739,128
   Accrued oil and waste treatment costs      450,444            303,973
   Due to shareholder (note 10)                     0            100,000
   Current portion of long-term
      debt (note 7)                           595,309             78,673
   Current portion of obligation
      under capital lease                           0              5,521


                                            1,884,719           1,227,295

Long-Term Debt (note 7)                     2,281,275           2,108,996

Obligation Under Capital Lease                      0               7,815

                                            4,165,994           3,344,106


Stockholders' Equity (note 8):
   Common stock, $0.001 par value;
      100,000,000 shares authorized,
      18,875,771 and 16,155,913
      shares issued and outstanding at
      April 30, 1998 and 1997,
      respectively                             18,876              16,156
   Additional paid-in capital              24,491,849          23,793,298
   Accumulated deficit (note 1)           (22,433,071)        (21,363,776)


                                            2,077,654           2,445,678

                                           $6,243,648          $5,789,784

RICH COAST, INC.
(Formerly Rich Coast Resources Ltd.)
Consolidated Statements of Operations
Years Ended April 30
(U.S. Dollars)



                                         1998          1997          1996


Sales                                $2,547,083     $1,897,155    $1,741,352

Cost of Sales
   (exclusive of depreciation
   shown separately below)            1,080,557        967,062       550,035

Gross Profit                          1,466,526        930,093     1,191,317

Expenses
   Salaries and wages                   901,918        713,605       565,670
   Compensation for past services             0        581,299       351,935
   Forgiveness of past service
      compensation liability                  0       (351,935)            0
   Consulting and management fees       152,223        235,654        53,198
   Shareholder relations                149,406         41,630        98,030
   Audit, accounting and legal          130,626        213,911       129,108
   Travel                               125,030         79,939        80,343
   Utilities                            121,168        129,463        88,400
   Insurance                            103,805         83,364        65,079
   Property taxes                        85,760         72,612        61,017
   Equipment and storage leases          83,820        111,437        90,661
   Repairs and maintenance               62,603         40,983       129,036
   Office and general                    59,122         31,857        95,577
   Telephone and facsimile               40,693         29,489        72,487
   Listing, transfer agent and
      filing fees                        24,573         27,176        40,505
   Factoring costs                       24,304         19,634        68,644
   Bad debts                              8,375         11,984        47,704
   Rent and secretarial                   7,353          4,300        46,578
   Advertising                            5,853         12,356        10,139
   Financing                                  0         26,772             0
   Depreciation                         256,398        359,168       387,982


                                      2,343,030      2,474,698     2,482,093

Loss Before Other Items                 876,504      1,544,605     1,290,776
Other Items
   Insurance proceeds in excess or
      current expenditures (note 3)    (103,503)             0             0
   Interest expense                     278,648        213,912        56,246
   Loss on equipment disposal                 0        147,752         2,478
   Amortization of deferred
      financing costs                    17,646         22,060             0
   Gain from oil and gas operations
      (note 2)                                0              0        (2,449)
   Resource properties disposal loss
      (note 2)                                0              0        73,868


Net Loss for Year                    $1,069,295     $1,928,329    $1,420,919

Net Loss per Share                       $ 0.06         $ 0.13        $ 0.14

Weighted Average Number of
   Shares Outstanding                17,272,153     15,035,155     9,843,419

RICH COAST, INC.
(Formerly Rich Coast Resources Ltd.)
Consolidated Statements of Stockholders' Equity
Years Ended April 30
(U.S. Dollars)

                               Common          Common       Additional                    Total
                               Shares          Shares        Paid-In     Accumulated   Stockholders'
                               Number          Amount        Capital       Deficit    Equity (Deficit)
                                                                           (note 1)
Balance April 30, 1995      7,749,422          $7,749      $18,529,829  $(15,519,727)   $3,017,851
Issuance of common
  stock (note 8)            5,574,671           5,575        4,144,921             0     4,150,496
Share issue costs                   0               0         (451,823)            0      (451,823)
Adjustment to assets on
  acquisition of
  partnership                       0               0                0    (2,494,801)   (2,494,801)
Net loss                            0               0                0    (1,420,919)   (1,420,919)


Balance, April 30, 1996    13,324,093          13,324       22,222,927   (19,435,447)    2,800,804
Issuance of common
  stock (note 8)            2,831,820           2,832        1,585,239             0     1,588,071
Financing cost                      0               0          (14,868)            0       (14,868)
Net loss                            0               0                0    (1,928,329)   (1,928,329)


Balance, April 30, 1997    16,155,913          16,156       23,793,298   (21,363,776)    2,445,678
Issuance of common
  stock (note 8)            2,719,858           2,720          698,551             0       701,271
Net loss                            0               0                0    (1,069,295)   (1,069,295)


Balance, April 30,
  1998                     18,875,771         $18,876      $24,491,849  $(22,433,071)   $2,077,654

RICH COAST, INC.
(Formerly Rich Coast Resources Ltd.)
Consolidated Statements of Cash Flows
Years Ended April 30
(U.S. Dollars)




                                        1998           1997          1996


Operating Activities
Net loss for year                   $(1,069,295)   $(1,928,329)  $(1,420,919)
Adjustments to reconcile net
   loss to net cash
   used by operating activities
   Depreciation and amortization        274,045        381,228       387,982
   Resource properties disposal loss          0              0        73,902
   Loss on equipment disposal                 0        147,752             0

                                       (795,250)    (1,399,349)     (959,035)

Changes in Operating
   Assets and Liabilities

   Accounts receivable                 (172,293)       138,700      (281,430)
   Insurance claim receivable          (435,290)             0             0
   Subscriptions receivable             (25,000)             0             0
   Inventory                             27,408       (135,673)            0
   Prepaid expenses                       4,436         37,250       (40,049)
   Accounts payable and accrued
      liabilities                        99,839       (125,241)      (54,372)
   Accrued oil and waste
      treatment costs                   146,470        201,867       102,106
   Past services compensation payable         0       (351,935)      351,935

                                       (354,430)      (235,032)       78,190

Net Cash Used in Operating
   Activities                        (1,149,680)    (1,634,381)     (880,845)
Investing Activities
   Purchase of property and
      equipment                        (163,230)      (123,054)   (2,160,338)
   Investment in and expenditures
      on mineral properties                   0              0        (2,480)
   Distillation unit costs incurred           0              0       (16,156)
   Fire insurance proceeds re fixed
      assets                            131,714              0             0
   Proceeds on sale of oil and gas
      properties                              0              0         4,933
   Proceeds on sale of equipment              0          2,000         7,253

Net Cash Used in Investing
   Activities                           (31,516)      (121,054)   (2,166,788)
Financing Activities
   Issue of common stock                701,271      1,573,221     1,315,251
   Land contract repayments              (8,085)       (33,776)            0
   Shareholders' loans                 (100,000)        (4,763)            0
   Obligation under capital lease       (13,336)        (1,181)       (4,245)
   Notes payable                        697,000              0     2,000,000
   Finders' fees and share issue
      costs                                   0              0      (248,100)
   Deferred finance charges and
      other                             (55,530)       203,303             0

Net Cash Provided by Financing
   Activities                         1,221,320      1,736,804     3,062,906
Increase (Decrease) in Cash              40,124        (18,631)       15,273
Cash, Beginning of Year                  12,919         31,550        16,277
Cash, End of Year                       $53,043        $12,919       $31,550

Supplemental information
   Issue of common stock
      For settlement of debt           $100,230       $531,061      $104,487
      For partnership interest               $0             $0    $2,484,724
      For services                     $280,410       $608,548      $246,034
      For finder's fee                       $0        $14,850            $0
   Interest paid                       $218,986       $213,912       $56,246
   Income taxes paid                         $0             $0            $0


RICH COAST, INC.
(Formerly Rich Coast Resources Ltd.)
Notes to Consolidated Financial Statements
Years Ended April 30, 1998 and 1997
(U.S. Dollars)



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

This reorganization of the companies has resulted in Waste Reduction Systems becoming 100% owned by RCRI. The reorganization has been accounted for as a combination of entities under common control which is a method similar to a pooling of interests. The accounts of the entities acquired are combined in the accompanying financial statements using historical data since their inception. As a result of the merger the Company owns 100% of the former partnership, consequently all the assets, liabilities and income and expense of that entity are included in the consolidated financial statements with effect from the commencement of business of Waste Reduction Systems in August 1992. The accumulated losses of that business approximates $8,153,030 to April 30, 1997. Prior to acquiring the waste reduction business, the Company was engaged in mineral exploration and had accumulated a deficit of $13,210,746 related thereto which is included in the April 30, 1998 balance of $22,433,071.

These consolidated financial statements are prepared in accordance with generally accepted accounting principles in the United States and all amounts are in U.S. dollars.

During the 1997 fiscal year the Company was discontinued in British Columbia and continued in the State of Delaware under the General Corporate Law of that jurisdiction under the name Rich Coast, Inc. Effective July 14, 1998 the
Company reincorporated in the State of Nevada. The Company operates a non-hazardous waste treatment facility in Dearborn, Michigan specializing in recycling of waste oils.

2.	SIGNIFICANT ACCOUNTING POLICIES

   (a)	Principles of consolidation

       These financial statements include the accounts of Rich Coast, Inc.
       (a Delaware Corporation, a Nevada Corporation effective July 14, 1998) and its wholly-owned subsidiaries Rich Coast Oil, Inc., Waste Reduction
       Systems, Inc., Rich Coast Pipeline, Inc., and Rich Coast Resources Inc.
       all being Michigan corporations. All intercompany balances and transactions have been eliminated.

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


RICH COAST, INC.
(Formerly Rich Coast Resources Ltd.)
Notes to Consolidated Financial Statements
Years Ended April 30, 1998 and 1997
(U.S. Dollars)



2.	SIGNIFICANT ACCOUNTING POLICIES (Continued)

   (d)	Resource properties

   During the 1996 fiscal year the Company disposed of its remaining mineral and oil and gas properties concurrent with the merger referred to in note 1 above.

   (e)	Deferred finance charges

   Costs related to long-term financing are being amortized over the terms of the related debt on a straight-line basis.

   (f)	Currency translation

   Financial statements for reporting periods up to and including the year ended April 30, 1996 were originally presented in Canadian dollars, the currency of the incorporation jurisdiction of the parent company.
   Effective May 1, 1995 financial statements are presented in United States dollars as the operations, effective control and management are located in the United States. This change has been given retroactive effect for comparative purposes. Common stock, additional paid-in capital and accumulated deficit of the parent have been restated in United States dollars using historical rates of exchange.

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

   The Company's financial instruments include cash, accounts receivable, accounts payable, insurance claim receivable and accrued liabilities and long-term debt. In the opinion of management, the carrying amount of these financial instruments approximate their fair value.

RICH COAST, INC.
(Formerly Rich Coast Resources Ltd.)
Notes to Consolidated Financial Statements
Years Ended April 30, 1998 and 1997
(U.S. Dollars)



3.	INSURANCE CLAIM

In December 1997 the Company incurred damage to its premises at 10200 Ford
Road, Dearborn as a result of a fire. The accounts at April 30, 1998 reflect the amounts subsequently received from the insurers and the expenditures incurred for repairs (note 6).

4.	PROPERTY AND EQUIPMENT

The Company's offices, plant, processing equipment and bulk storage terminal located in Dearborn, Michigan are comprised of the following:

                                     1998            1997
Land                               $250,041        $250,041
Buildings                         1,388,117       1,370,903
Machinery and equipment           1,586,789       1,558,465
Bulk storage tanks                  636,534         636,534
Pipeline                            296,187         296,187
Furniture, fixtures,
   computers, etc                    51,274          86,309

                                  4,208,942       4,198,439

Accumulated depreciation          1,218,569         987,954

                                 $2,990,373      $3,210,485

The Company's premises at 10200 Ford Road in Dearborn, Michigan are currently listed for sale. The property is occupied under the terms of a land contract
(note 6).

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

RICH COAST, INC.
(Formerly Rich Coast Resources Ltd.)
Notes to Consolidated Financial Statements
Years Ended April 30, 1998 and 1997
(U.S. Dollars)



6.	ACCOUNTS PAYABLE AND ACCRUED LIABILITIES


                                          1998              1997

Trade payables                          $516,482          $587,925
Building repair (fire damage) (note 3)   200,187                 0
Accrued salaries and wages                50,325            70,491
Accrued property taxes                    55,296            45,367
Payroll taxes                             11,676            18,679
Accrued interest                           5,000            16,666

                                        $838,966          $739,128

7.	LONG-TERM DEBT



                                                       1998           1997

10% senior secured note, due October 1, 2001
interest payable monthly
(see below for security)                           $2,000,000      $2,000,000


10% 18 month convertible promissory notes -
series 1997, interest payable quarterly.
Holders elected at the time of purchase to
receive interest in shares of the Company's
common stock values at a price per share equal
to the average closing bid price as quoted on
NASDAQ over the 20 trading days preceding the
close of the calendar quarter.  The notes may
be converted at the option of the holder at
maturity into shares of common stock at a price
per share equal to 50% of the quoted NASDAQ bid
price at the conversion date.  One holder of
a $30,000 note has elected to receive cash
at maturity                                          697,000                0

Land contract payable in monthly instalments
of $4,753 each including principal and interest
at 8% unless the Company falls behind in its
payments at which time the interest rate
increases to 12% and monthly instalments
increase to $5,384 until the payments are back to
schedule (the Company's arrears payments were
corrected by a payment of $84,371 on
June 1, 1998)                                        179,584          187,669

                                                   2,876,584        2,187,669

Less:  Current portion                               595,309           78,673



                                                  $2,281,275       $2,108,996

RICH COAST, INC.
(Formerly Rich Coast Resources Ltd.)
Notes to Consolidated Financial Statements
Years Ended April 30, 1998 and 1997
(U.S. Dollars)



7.	LONG TERM DEBT (Continued)

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

At the time the loan arrangements were made, the note holder was issued warrants to purchase 3,600,000 shares of the Company (note 8).

The land contract payable relates to premises occupied at 10200 Ford Road, Dearborn, Michigan which is currently listed for sale.

The amount of long-term obligations outstanding at April 30, 1998 mature as follows:

1999                          $595,309
2000                           267,858
2001                            13,417
2002                         2,000,000

                            $2,876,584

RICH COAST, INC.
(Formerly Rich Coast Resources Ltd.)
Notes to Consolidated Financial Statements
Years Ended April 30, 1998 and 1997
(U.S. Dollars)



8.	STOCKHOLDERS' EQUITY

   (a)	Activity of the common stock account for the years 1996, 1997 and 1998 is as follows:

                                                                                   Additional
                                                Number             Par             Paid-In
                                                of Shares          Value           Capital
Fiscal 1996
Shares issued
   For cash - private placements                 1,198,945          $1,199           $835,445
   For cash - exercise of stock options            575,150             575            478,032
   For services                                    250,000             250            245,784
   For settlement of loan payable to
      shareholder                                  167,376             168            104,319
   Acquisition of Waste Reduction Systems        3,383,200           3,383          2,481,341

                                                 5,574,671          $5,575         $4,144,921


Fiscal 1997
Shares issued
   For financing fees                               50,000             $50            $14,800
   For settlement of debt                        1,104,470           1,104            529,957
   For cash - private placements                   475,000             475            354,000
   For cash - exercise of stock options             81,750              82             79,055
   For services                                  1,120,600           1,121            607,427

                                                 2,831,820          $2,832         $1,585,239


Fiscal 1998
Shares issued
   For services                                    921,892             922            304,893
   For cash - private placements                   430,000             430            107,070
   For cash - exercise of stock options            355,000             355             78,245
   For cash - exercise of warrants                 280,000             280             69,720
   For settlement of loan payable to a
      shareholder                                  521,198             521             99,709
   For interest on notes payable                   211,768             212             38,914

                                                 2,719,858          $2,720           $698,551

(b)	Subsequent to April 30, 1998 the Company issued 132,500 shares (pre reverse split) (note 12(b)) and 1,875 shares post reverse split under the terms of the 1996 Employee Stock Option and Stock Bonus Plan (note 9) for total cash of $35,000. Additionally, options were exercised under the terms of the 1995 Incentive Compensation Plan and the 1997 Stock Option and Stock Bonus Plan for 498,500 shares (pre reverse split) for cash proceeds of $104,430.

(c)	8,099 shares (post reverse split) were issued for interest of $16,927 on notes payable for the quarter
ended June 30, 1998.

RICH COAST, INC.
(Formerly Rich Coast Resources Ltd.)
Notes to Consolidated Financial Statements
Years Ended April 30, 1998 and 1997
(U.S. Dollars)



9.	STOCK OPTIONS AND WARRANTS

Options

Pursuant to the Company's 1995 Incentive Compensation Plan as subsequently amended in 1996 ("the 1995 Plan"), the 1996 Employee Stock Option and Stock Bonus Plan ("the 1996 Plan"), and the 1997 Stock Option and Bonus Plan
("the 1997 Plan") the Company may issue stock options and stock bonuses for shares in the capital stock of the Company to provide incentives to officers, directors, key employees and other persons who contribute to the success of the Company. The exercise price of the Incentive Options (employees of the Company or its subsidiaries) is no less than the fair market value of the stock at the date of the grant and for non-qualified options (non employees) the exercise price is no less than 80% of the fair market value (defined as the most recent closing sale price reported by NASDAQ) on the date of the grant.

Options under these Plans are summarized as follows:


                                      1997             1996           1995
                                      Plan             Plan           Plan
Options
Fiscal 1996
   Granted                                           595,000       1,200,000
   Weighted average
   exercise price                                     $ 0.25          $ 0.25
Fiscal 1997
   Granted                                                           220,000
   Weighted average
      exercise price                                                  $ 0.25
Fiscal 1998
   Granted                        3,408,512          495,000         389,401
   Weighted average
      exercise price                 $ 0.20           $ 0.22         $ 0.225
   Exercised                        (40,000)
   Exercise price                    $ 0.18

Totals
   Granted                        3,408,512        1,090,000       1,809,401
   Exercised                        (40,000)

Balance Outstanding
   April 30, 1998                 3,368,512        1,090,000       1,809,401

Bonus Shares
Fiscal 1996
   Issued                                                            250,000
Fiscal 1997
   Issued                                            410,000
Fiscal 1998
   Issued                            50,000


Total Bonus Shares Issued            50,000          410,000         250,000

Options - Other
Fiscal 1998
   Issued                           300,000
   Exercise price to
      September 8, 2007              $ 0.18

RICH COAST, INC.
(Formerly Rich Coast Resources Ltd.)
Notes to Consolidated Financial Statements
Years Ended April 30, 1998 and 1997
(U.S. Dollars)



9.	STOCK OPTIONS AND WARRANTS (Continued)

Warrants

At April 30, 1998 there were 5,394,643 share purchase warrants outstanding.


                                            Exercise           Number
Expiry Date                                  Price          of Warrants

September 8, 1998                           $ 2.50            200,000
June 15, 2001                               $ 0.25            150,000
November 5, 2001                            $ 0.25            180,000
January 13, 2002                            $ 0.25            420,000
July 30, 2002                               $ 0.20            844,643
June 10, 2006                               $ 0.30          3,600,000

                                                            5,394,643

10.	RELATED PARTY TRANSACTIONS

(a)	Management fees of $30,000 were paid to directors or companies controlled by directors for the year ended April 30, 1998 (1997 - $30,000; 1996 - $30,000)

(b)	Shareholder advance of $100,000 to the Company for working capital purposes in 1997 fiscal year was settled by the issuance of 521,198 shares in 1998 fiscal year.

(c)	Accounts payable (accrued payroll) includes $27,910 payable to two directors and officers of the Company.

11.	INCOME TAXES

A deferred tax asset stemming from the Company's net operating loss carryforward, has been reduced by a valuation account to zero due to uncertainties regarding the utilization of the deferred assets.

At April 30, 1998 the Company has available net operating loss carryforward of approximately $6,400,000 which it may use to offset future federal taxable income. The net operating loss carryforwards, if not utilized, will begin to expire in 2007.

12.	SUBSEQUENT EVENTS

(a)	Subsequent to April 30, 1998 the Company completed a private placement of
$1,500,000 of 8% convertible debenture due June 15, 2003 which netted the Company $1,292,330. The debenture and accrued interest thereon may be converted at the option of the holder at anytime into common stock at a price per share equal to the lesser of the closing bid price of the shares at the date of issuance of the debenture or 75% of the five day average closing bid price for the five trading days immediately preceding the conversion date.

(b)	The Company announced a one for four reverse split of the authorized common stock effective June 19, 1998.

RICH COAST, INC.
(Formerly Rich Coast Resources Ltd.)
Notes to Consolidated Financial Statements
Years Ended April 30, 1998 and 1997
(U.S. Dollars)



12.	SUBSEQUENT EVENTS (Continued)

(c)	Share issuances after April 30, 1998 are set out in notes 8(b) and (c).

(d)	The Company reincorporated in the State of Nevada effective July 14, 1998.

13.	LITIGATION

In December 1997 a complaint was filed against the Company relating to alleged payments of $225,000 due by the Company under a Terminaling Agreement of May 18, 1995. The outcome of the dispute is not determinable at this time, however, management is of the opinion the matter will be settled prior to trial.

Exhibit 21
Subsidiaries of the Registrant


Name of Subsidiary               Jurisdiction of Incorporation

Rich Coast Resources, Inc.       Michigan
Rich Coast Oil, Inc.             Michigan
Rich Coast Pipeline, Inc.        Michigan
Waste Reduction Systems, Inc.    Michigan