Form 10QSB
period 1998-07-31
RICH COAST INC
filed 1998-09-15
CIK 814186

               UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549
                                  FORM 10-QSB

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
        For the quarterly period ended July 31, 1998
        OR
(  )    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
        EXCHANGE ACT OF 1934
        For the transition period from _________ to ___________.

COMMISSION FILE NUMBER:  0-15859
                         -------


                                RICH COAST INC.
                   ----------------------------------------
       (Exact name of small business issuer asspecified in its charter)


      Nevada                                          91-1835978
-------------------------------                   ------------------
(State or other jurisdiction of                   (I.R.S. Employer
incorporation or organization)                    Identification No.)


                     10200 Ford Road, Dearborn,  MI  48126
                     -------------------------------------
                   (Address of principal executive offices)


                                (313) 582-8866
                       --------------------------------
                          (Issuer's telephone number)


(Former name, former address and former fiscal year, if changed since last report)

Check whether the registrant (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.
YES  X    NO ______
    ---

The number of shares outstanding of the issuer's classes of common equity, as of July 31, 1998 is 4,886,618 shares of Common Stock.

Transitional Small Business Disclosure Format (check one):   YES _____   NO  X
                                                                            ----

                         PART I - FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS
          --------------------




RICH COAST, INC.

INTERIM CONSOLIDATED FINANCIAL STATEMENTS
JULY 31, 1998
(UNAUDITED - SEE NOTICE TO READER)

NOTICE TO READER


We have compiled the consolidated balance sheets of Rich Coast, Inc. as at July 31, 1998 and the consolidated statements of operations and cash flows for the three months ended July 31, 1998 from information provided by management. We have not audited, reviewed or otherwise attempted to verify the accuracy or completeness of such information. Readers are cautioned that these statements may not be appropriate for their purposes.



*s* Smythe Ratcliffe

Chartered Accountants

Vancouver, British Columbia
September 11, 1998

RICH COAST, INC.
CONSOLIDATED BALANCE SHEETS
(UNAUDITED - SEE NOTICE TO READER)
(UNITED STATES DOLLARS)

================================================================================
                                                      JULY 31,         APRIL 30,
                                                        1998             1998
--------------------------------------------------------------------------------
ASSETS

CURRENT
  Cash                                              $   798,473     $    53,043
  Accounts receivable                                   583,923         460,558
  Insurance claim receivable                                  0         435,290
  Subscriptions receivable                                    0          25,000
  Inventory                                              93,736         108,265
--------------------------------------------------------------------------------
                                                      1,476,132       1,082,156
DISTILLATION UNIT                                     2,024,706       2,024,706
CAPITAL ASSETS                                        3,193,913       2,990,373
DEFERRED FINANCE CHARGES AND OTHER ASSETS               353,981         146,413
--------------------------------------------------------------------------------
                                                    $ 7,048,732     $ 6,243,648
================================================================================

LIABILITIES

CURRENT
  Accounts payable and accrued liabilities          $   586,041     $   838,966
  Accrued oil and waste treatment costs                 430,135         450,444
  Current portion of long-term debt                     645,486         595,309
--------------------------------------------------------------------------------

                                                      1,661,662       1,884,719
LONG-TERM DEBT                                        3,660,044       2,281,275
--------------------------------------------------------------------------------
                                                      5,321,706       4,165,994
--------------------------------------------------------------------------------
SHAREHOLDERS' EQUITY

Common stock, $0.001 par value; 100,000,000 shares
authorized, 4,884,791 and 4,718,943 (post                19,607          18,876
consolidated) shares issued and outstanding at July
31, 1998 and April 30, 1998, respectively

Additional paid-in capital                           24,645,598      24,491,849
Accumulated deficit                                 (22,938,179)    (22,433,071)
--------------------------------------------------------------------------------
                                                      1,727,026       2,077,654
--------------------------------------------------------------------------------
                                                    $ 7,048,732      $ 6,243,648
================================================================================


See notes to consolidated finacial statements.

RICH COAST, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED - SEE NOTICE TO READER)
(UNITED STATES DOLLARS)

===========================================================================
                                                       THREE MONTHS
                                                       ENDED JULY 31,
                                                    1998           1997
SALES                                               $605,491       $561,786
COST OF SALES (exclusive of depreciation)            312,580        260,133

GROSS PROFIT                                         292,911        301,653

EXPENSES
  Salaries and wages                                 237,015        240,723
  Consulting and financing fees                      143,970        123,961
  Interest                                           104,692         53,887
  Property taxes                                      41,963         17,308
  Travel                                              52,218         21,282
  Audit, accounting and legal                         50,694         23,053
  Office and general                                  32,013         18,460
  Insurance                                           30,628         32,621
  Utilities                                           18,643         29,783
  Telephone and facsimile                              9,748          7,890
  Repairs and maintenance                              4,765         19,644
  Shareholder relations                                2,692          2,006
  Rent and secretarial                                     0          7,353
  Bad debts                                                0          1,210
  Depreciation                                        68,978         66,164
----------------------------------------------------------------------------

                                                     798,019        665,345
----------------------------------------------------------------------------

LOSS FOR PERIOD                                    $(505,108)     $(363,692)
============================================================================

LOSS PER SHARE                                        $(0.11)        $(0.09)
============================================================================

WEIGHTED AVERAGE NUMBER OF
  SHARES OUTSTANDING (POST-CONSOLIDATION)          4,749,788      4,055,755
============================================================================


See notes to consolidated financial statements.

RICH COAST, INC
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED - SEE NOTICE TO READER)
(UNITED STATES DOLLARS)

================================================================================
                                                           THREE MONTHS
                                                           ENDED JULY 31,
                                                        1998            1997
NET CASH USED IN OPERATING ACTIVITIES                   $ (340,985) $(236,243)


INVESTING ACTIVITIES
  Capital asset additions                                 (272,518)   (47,082)
  Deferred finance charge                                 (207,568)   (45,000)


                                                          (480,086)   (92,082)


FINANCING ACTIVITIES
  Issue of capital stock for cash                          137,555          0
  Proceeds from convertible debenture                    1,500,000    450,000
  Repayment of capital lease                                     0    (13,336)
  Repayment of long-term debt                              (71,054)   (10,578)


                                                         1,566,501    426,086


INCREASE (DECREASE) IN CASH                                745,430     97,761
CASH, BEGINNING OF PERIOD                                   53,043     12,919


CASH, END OF PERIOD                                     $  798,473  $ 110,680
================================================================================

See notes to consolidated financial statements.

RICH COAST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JULY 31, 1998 AND APRIL 30, 1998
(UNAUDITED - SEE NOTICE TO READER)
(UNITED STATES DOLLARS)

================================================================================

1.   BASIS OF PRESENTATION

     These unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States for interim financial information. These financial statements are condensed and do not include all disclosures required for annual financial statements. The organization and business of the Company, accounting policies followed by the Company and other information are contained in the notes to the Company's audited consolidated financial statements filed as part of the Company's April 30, 1998 Form 10-KSB.

     In the opinion of the Company's management, these financial statements reflect all adjustments necessary to present fairly the Company's consolidated financial position at July 31, 1998 and 1997 and the consolidated results of operations and the consolidated statement of changes in financial position for the three months then ended. The results of operations for the three months ended July 31, 1998 are not necessarily indicative of the results to be expected for the entire fiscal year.

2.   CAPITAL STOCK

     (a)  Authorized  100,000,000 common shares of $0.001 par value

     (b)  Issued during the period:

=========================================================================
                                    NUMBER        PRICE PER
                                   OF SHARES      SHARE ($)      AMOUNT
-------------------------------------------------------------------------
                                              (post-consolidation)
QUARTER JULY 31, 1997
Shares issued
  For services                       38,550         $1.00        $ 38,550
                                     37,500         $2.00          75,000
  Forbearance of interest            25,000             0               0
                                    101,050                      $113,550
=========================================================================

QUARTER JULY 31, 1998
Shares issued
  For cash - options                157,750         $0.87        $137,555
  Interest on notes                   8,098         $2.09          16,925
                                    165,848                      $154,480
=========================================================================

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
          ---------------------------------------------------------------
          RESULTS OF OPERATIONS
          ---------------------


The following information should be read in conjunction with the unaudited consolidated financial statements included herein which are prepared in accordance with generally accepted accounting principles ("GAAP") in the United States for interim financial information.

Business volume continues to increase at a steady rate while capacity is being added for oil recycling and sludge processing at the Company's seventeen acre Wyoming Avenue site. The Company has received an acceptable offer to purchase the Company's Ford Road site, and consolidation of all operations at the Wyoming site is expected by fiscal year end.

Results of Operations
---------------------

Relocation and consolidation of operations also include expansion of capability by installation of a 250 gallon per minute primary wastewater treatment system through ZPM, Inc. which provides a unique new method for separation of liquid waste streams and pumpable waste streams containing a mixture of liquids and solids. The Company also entered into an exclusive agreement with ZPM, Inc. whereby ZPM and the Company will share expenses and profits equally from business teams assigned to pursue specific high potential applications for the ZPM process in the paper and pulp industry, meat processing industry, and landfill/leachate treatment and disposal.

Contracts for expansion and improvement of oil processing and pit sludge operations were awarded by the Company in late July amounting to $358,430. Utilization of these new facilities is planned by fiscal year end and will allow sale of the Company's Ford Road site without any interruption of business plus will greatly increase capacity and efficiency. Net sale proceeds from the sale of the Ford Road site will be used for working capital requirements to pursue off-site and operating contracts for additional ZPM installations.

Changes in Financial Condition
------------------------------

First quarter revenues of $605,491 exceeded the previous quarter by 14.4% and
the first quarter of last fiscal year by 7.7%.   A first quarter net loss of
$505,108was incurred, amounting to $0.11 per share. The Company's performance continues to reflect a slow recovery of the business and momentum it lost due to the fire which shut down the Ford Road operations during the last fiscal year. Losses are expected to continue through the current fiscal year's second quarter even though revenues will increase. By the end of the third fiscal quarter the Company expects to attain a break-even status.

Rich Coast is currently competing for several very significant long-term contracts and if even one of the larger contracts were awarded to Rich Coast, anticipated break-even in the third fiscal quarter would come sooner. These potential new waste streams consist of oily water and phenol waters, both of which are ideal to process through the Company's recently installed ZPM system. Until new waste stream business is received for ZPM processing, the unit will be used to process waste liquids now in inventory prior to processing through Rich Coast's biological treatment systems. With pre-treatment of the inventory using the ZPM system, daily capacity has been increased from 50,000 gallons per day to well over 250,000 gallons and inventory space is being opened up for anticipated new business.

FORWARD-LOOKING STATEMENTS
--------------------------

The following cautionary statements are made pursuant to the Private Securities Litigation Reform Act of 1995 in order for Rich Coast to avail itself of the "safe harbor" provisions of that Act. Discussions and information in this document which are not historical facts should be considered forward-looking statements. With regard to forward-looking statements, including those regarding the potential revenues from the commercialization of the ZPM treatment system, the continuing increase in revenues, and the business prospects or any other aspect of Rich Coast, be advised that actual results and business performance may differ materially from that projected or estimated in such forward-looking statements. Rich Coast has attempted to identify in this document certain of the factors that it currently believes may cause actual future experience and results to differ from its current expectations. In addition to the risks cited above specific to the ZPM treatment system, differences may be caused by a variety of factors, including but not limited to, adverse economic conditions, entry of new and stronger competitors, inadequate capital and the inability to obtain funding from third parties, the rejection of the Company's insurance claim relating to the fire, unexpected costs, and failure to capitalize upon access to new clientele.

                          PART II - OTHER INFORMATION


ITEM 2.   CHANGES IN SECURITIES AND USE OF PROCEEDINGS
          --------------------------------------------


(a) Effective for shareholders of record on June 19, 1998 the Company effected a one-for-four reverse split of the Company's Common Stock.


ITEM 6.   OTHER INFORMATION
          -----------------


At its recent meeting, shareholders voted to approve the potential issuance of an aggregate number of shares of the Company's Common Stock exceeding 20% of the shares of Common Stock outstanding on July 8, 1998. There were 4,876,645 shares of Common Stock outstanding on July 8, 1998. A proposal to amend the Company's Articles of Incorporation to authorize 10,000,000 shares of Preferred Stock was not approved.


ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K
          --------------------------------

(a)  Exhibit 3(i) - Articles of Incorporation. /(1)/

     Exhibit 3(ii) - Bylaws. /(1)/

     Exhibit 27.1 - Financial Data Schedule.  Filed herewith.

___________

(1) Incorporated by reference from Registration Statement on Form S-3, File No. 333-_____, filed with the SEC on September 11, 1998.

(b) Reports on Form 8-K: During the quarter ended January 31, 1998, the Company filed only one report on Form 8-K. The report was dated June 5, 1998 and reported on Item 5 information.

                                  SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                   RICH COAST INC.



Date:  September 14, 1998          by: /s/ James P. Fagan
                                      ----------------------------------------
                                       James P. Fagan, President


Date:  September 14, 1998          by: /s/ Michael M. Grujicich
                                      ----------------------------------------
                                       Michael M. Grujicich, Chief Financial
                                       and Accounting Officer