Form 10QSB
period 1998-10-31
RICH COAST INC
filed 1998-12-17
CIK 814186

               UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549
                                  FORM 10-QSB

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended October 31, 1998 OR

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from _________ to _________.

COMMISSION FILE NUMBER:  0-15859
                         -------


                                RICH COAST INC.
         -------------------------------------------------------------
       (Exact name of small business issuer as specified in its charter)


        Nevada                                              91-1835978
-------------------------------                         -------------------
(State or other jurisdiction of                         (I.R.S. Employer
incorporation or organization)                          Identification No.)


                      10200 Ford Road,Dearborn, MI 48126
                    --------------------------------------
                   (Address of principal executive offices)


                                (313) 582-8866
                           -------------------------
                          (Issuer's telephone number)

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

The number of shares outstanding of the issuer's classes of common equity, as of October 31, 1998 is 4,921,869 shares of Common Stock.

Transitional Small Business Disclosure Format (check one):     YES       NO  X
                                                                   ---      ---

                         PART I - FINANCIAL INFORMATION

ITEM 1.     FINANCIAL STATEMENTS
            --------------------

RICH COAST, INC.

Interim Consolidated Financial Statements
October 31, 1998
(Unaudited)

RICH COAST, INC.
Consolidated Balance Sheets
(Unaudited)
(United States Dollars)

================================================================================
                                                       October 31,    April 30,
                                                           1998         1998
--------------------------------------------------------------------------------
Assets

Current
  Cash                                                 $  300,782     $   53,043
  Accounts receivable                                     606,739        460,558
  Insurance claim receivable                                    0        435,290
  Subscriptions receivable                                      0         25,000
  Inventory                                                37,576        108,265
--------------------------------------------------------------------------------
                                                          945,097      1,082,156

Distillation Unit                                       2,024,706      2,024,706
Capital Assets                                          3,597,232      2,990,373
Deferred Finance Charges and Other Assets                 331,042        146,413
--------------------------------------------------------------------------------

                                                       $6,898,077     $6,243,648
================================================================================

Liabilities
Current
  Accounts payable and accrued liabilities             $  848,865     $  838,966
  Accrued oil and waste treatment costs                   121,792        450,444
  Current portion of long-term debt                       645,486        595,309
--------------------------------------------------------------------------------

                                                        1,616,143      1,884,719
Long-Term Debt                                          3,647,766      2,281,275
--------------------------------------------------------------------------------

                                                        5,263,909      4,165,994
--------------------------------------------------------------------------------

Shareholders' Equity

Common stock, $0.001 par value; 100,000,000 shares
authorized, 4,921,917 and 4,718,942 (post reverse          19,688         18,876
split) shares issued and outstanding at October 31, 1998 and April 30, 1998, respectively

Additional paid-in capital                             25,513,851     24,491,849
Accumulated deficit                                   (23,899,371)   (22,433071)
--------------------------------------------------------------------------------

                                                        1,634,168      2,077,654
--------------------------------------------------------------------------------

                                                       $6,898,077     $6,243,648
================================================================================

See notes to consolidated financial statements.

RICH COAST, INC.
Consolidated Statements of Operations
(Unaudited)
(United States Dollars)

====================================================================================================================================

                                                                        Three Months                             Six Months
                                                                       Ended October 31,                      Ended October 31,
                                                                   1998               1997             1998               1997

Sales                                                          $   534,537        $   642,912        $ 1,140,028        $ 1,204,698
Cost of Sales (exclusive of depreciation)                          315,341            240,014            627,921            500,147

Gross Profit                                                       219,196            402,898            512,107            704,551

Expenses
  Interest - beneficial conversion feature                          77,654                  0            655,307                  0
  Salaries and wages                                               234,236            251,749            471,251            492,472
  Interest                                                          88,612             60,603            193,304            114,490
  Office and general                                                20,957             31,408             55,658             77,865
  Consulting and financing fees                                     20,258             45,722            164,228            169,683
  Audit, accounting and legal                                       63,829             20,722            114,523             43,775
  Travel                                                            39,319             21,282             91,537             37,373
  Property taxes                                                    19,137             35,230             61,100             52,538
  Insurance                                                         18,035             28,256             48,663             60,877
  Utilities                                                         19,026             22,770             37,669             52,553
  Telephone and facsimile                                           18,979              7,248             28,727             15,138
  Advertising and shareholder relations                             92,378              1,770             97,147              3,776
  Bad debts                                                              0              1,013                  0              2,223
  Depreciation                                                      68,487             65,627            137,465            131,791
------------------------------------------------------------------------------------------------------------------------------------

                                                                   780,907            593,400          2,156,579          1,254,554
------------------------------------------------------------------------------------------------------------------------------------

Loss Before Other Items                                           (561,711)          (190,502)        (1,644,472)          (550,003)

------------------------------------------------------------------------------------------------------------------------------------

Other Items
  Gain on fire                                                      89,343                  0             89,343                  0
  Accrued oil and waste treatment
    cost reversal                                                  285,588                  0            285,588                  0
------------------------------------------------------------------------------------------------------------------------------------

                                                                   374,931                  0            374,931                  0
------------------------------------------------------------------------------------------------------------------------------------

Loss For Period                                                $  (186,780)       $  (190,502)       $(1,269,541)       $  (550,003)

====================================================================================================================================

Loss Per share Before
  Other Items                                                  $     (0.11)       $     (0.04)       $     (0.34)       $     (0.13)

Gain Per Share on Other Items                                        (0.07)              0.00               0.07               0.00
------------------------------------------------------------------------------------------------------------------------------------

Loss Per Share                                                 $     (0.04)       $     (0.04)       $     (0.27)       $     (0.13)

====================================================================================================================================

Weighted Average Number of Shares Outstanding
  Outstanding (post-reverse split)                               4,891,791          4,147,578          4,792,112          4,089,803
====================================================================================================================================


See notes to consolidated financial statements.

RICH COAST, INC.
Consolidated Statements of Cash Flows
(Unaudited)
(United States Dollars)

================================================================================
                                                          Six Months
                                                      Ended October 31,
                                                  1998                 1997



Net Cash Used in Operating Activities        $  (396,705)         $  (304,223)

Investing Activities
  Capital asset additions                       (744,324)            (124,461)
  Deferred finance charge                       (184,629)             (38,637)

                                                (928,953)            (163,098)

Financing Activities
  Issue of capital stock for cash                156,729                    0
  Proceeds from convertible debenture          1,500,000              486,967
  Repayment of long-term debt                    (83,332)             (27,488)

                                               1,573,397              459,479

Increase (Decrease) in Cash                      247,739               (7,842)
Cash, Beginning of Period                         53,043               12,919

Cash, End of Period                          $   300,782          $     5,077

Supplemental Information
  Interest paid                               $   127,695          $   107,437
  Income taxes                                         0                    0
================================================================================

RICH COAST, INC.
Notes to Consolidated Financial Statements
October 31, 1998 and April 30, 1998
(Unaudited)
(United States Dollars)

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

     In the opinion of the Company's management, these financial statements reflect all adjustments necessary to present fairly the Company's consolidated financial position at October 31, 1998 and 1997 and the consolidated results of operations and the consolidated statement of cash flows for the six months then ended. The results of operations for the three months ended October 31, 1998 are not necessarily indicative of the results to be expected for the entire fiscal year.

2.   CAPITAL STOCK

     (a)  Authorized 100,000,000 common shares of $0.001 par value

     (b)  Issued during the period:

================================================================================
                                        Number          Price Per
                                      of Shares          Share ($)       Amount
--------------------------------------------------------------------------------
                               (post reverse split)
Six Months Ended October 31, 1997
Shares issued
  For services                         103,550        $      1.36       $142,910
  Financing fees                        12,500        $      1.00         12,500
  Forbearance of interest               25,000        $      0.01            200
  Settlement of debt                   130,300        $      0.77       $ 99,709

                                                          271,350        255,319
================================================================================
Six Months Ended October 31, 1998
Shares issued
  For cash - options                   167,750        $      0.86       $144,755
  Interest on notes                     33,349        $      1.27         42,176

                                       201,099                          $186,931
================================================================================

     (c) Effective June 19, 1998 there was a one for four reverse split of the authorized common stock.

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

Results of Operations
---------------------
Rich Coast's second quarter produced revenues of $534,537, resulting in first half revenues of $1,140,028, which were down 5.6% from a year ago. Reduced revenues are attributed to the General Motors strike and a delay in bringing new process capability on stream. The new process capability, which consists of a combination production and demonstration system utilizing new liquid separation technology, went into operation in October and offset the General Motors strike related losses to the extent that October revenues were at $195,196. A new sanitary sewer discharge permit, which comprehends significantly larger discharge rates resulting from increased commercial use of the new separation technology, has now been approved.

The expected offer to purchase the Company's Ford Road facility was received and signed by both parties on October 20, 1998. The offer is contingent upon the Buyer's receipt of a federal government guaranteed manufacturer's loan approval and completion of an environmental risk assessment within ninety days from the October 20, 1998 date of offer; however, the Buyer claims to have adequate funding even without the federal guarantee. Upon closing of the sale, all Dearborn operations will be consolidated at the Company's Wyoming Avenue terminal site and will allow significant savings to be realized.

Production operations of Rich Coast's unique new air sparged hydrocyclone ("ASH") system for separation of liquid waste streams and pumpable waste streams containing a mixture of liquids and solids has been underway since early July 1998 with very encouraging results. This production system has also been used to demonstrate waste processing to prospective customers. Demonstrations have been highly successful in separation and recovery of wastes discharged by slaughterhouse operations and by the paper/pulp industry. On-customer-site installations are now planned for both industries with the initial installation now underway at a slaughterhouse in Michigan. Results are expected to be very profitable for both the customer and Rich Coast, but most significant to the future of Rich Coast is that the Company can go worldwide with installations, no longer having to depend on trucking companies and brokers to bring business into the Company's Dearborn facility. This tremendous new business potential plus the Company's recent approval from a Tier I automotive supplier to service thirty Michigan automotive plants should allow Rich Coast to achieve its revenue projections of $375,000 per month, or $4.5 million per year, starting with its fiscal year commencing May 1, 1999. The Company expects to attain the breakeven revenue rate of $270,000 per month by the end of February 1999.

The contracts reported in the Company's first quarter report were "put on hold" after architectural work was completed. Those contracts were to improve and expand Rich Coast's oil processing and pit sludge operations; however, profitability from the slaughterhouse waste treatment and recovery system are much more attractive and the "held" contract funds have been diverted to complete the slaughterhouse system, the first portion of which should be producing revenue by fiscal year end.

Changes in Financial Condition
------------------------------
Rich Coast was advised by NASDAQ on October 19, 1998 that the Company does not meet the minimum net tangible assets requirement which is $2,000,000 and which the Company has previously met in order to maintain its NASDAQ small cap listing. Net tangible assets reported as of October 31, 1998 were $1,634,168. Rich Coast requested and has been granted a hearing on December 18, 1998 to present its plan to return to and stay at a net tangible asset position in excess of $2,000,000. The Company's plan includes a shareholder's meeting scheduled for January 1999 to vote on approval of issuance of preferred shares. Management has been assured that the holders of $1,500,000 in convertible debentures intend to convert to preferred stock, thus improving the Company's net tangible assets by that amount. In addition the Company is currently asking holders of its 10% 18 month convertible notes aggregating $697,000 to convert into common shares which could thus reduce debt by $697,000. The improvements in net tangible assets of $1,500,000 and $697,000 total $2,197,000. When added to October 31 net tangible assets of $1,634,168 net tangible assets will be $3,831,168. Prior to the NASDAQ hearing on December 18, 1998, Rich Coast expects to have a very profitable contract signed with the previously mentioned slaughterhouse company as a result of successful operation of Rich Coast equipment installed at the offsite location during December 1998. Based on trial waste recovery experience, that single installation should offset all of Rich Coast's operational losses and set the stage for installation of eight additional systems at associated slaughterhouse plants.

Forward-Looking Statements
--------------------------
The following cautionary statements are made pursuant to the Private Securities Litigation Reform Act of 1995 in order for Rich Coast to avail itself of the "safe harbor" provisions of that Act. Discussions and information in this document which are not historical facts should be considered forward-looking statements. With regard to forward-looking statements, including those regarding the potential revenues from the commercialization of the ASH treatment system, the expected installations at slaughterhouses, the expected increase in revenues, and the business prospects or any other aspect of Rich Coast, be advised that actual results and business performance may differ materially from that projected or estimated in such forward-looking statements. Rich Coast has attempted to identify in this document certain of the factors that it currently believes may cause actual future experience and results to differ from its current expectations. In addition to the risks cited above specific to the ASH treatment system, differences may be caused by a variety of factors, including but not limited to, adverse economic conditions, entry of new and stronger competitors, inadequate capital and the inability to obtain funding from third parties, the rejection of the Company's insurance claim relating to the fire, unexpected costs, and failure to capitalize upon access to new clientele.

                          PART II - OTHER INFORMATION

ITEM 2.     CHANGES IN SECURITIES AND USE OF PROCEEDS
            -----------------------------------------
(c) On October 1, 1998 the Company issued an aggregate of 25,251 shares as accrued interest for the calendar quarter ended September 1998, on the Company's outstanding 10% 18-Month Convertible Promissory Notes. The shares were issued in reliance on Section 4(2) of the Securities Act and Rule 506 promulgated thereunder since the shares were issued in connection with the private placement of the 10% Notes relying on the same exemption and the investment decision to take shares in lieu of cash payments was made at the time the 10% Notes were purchased.

ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
            ---------------------------------------------------
At a Special Meeting of Shareholders held in Dearborn, Michigan on August 28, 1998, the shareholders voted on two matters: The following is a description of each matter voted upon at the meeting and a tabulation of the vote on each proposal.

Proposal Number One:
-------------------

            The affirmative vote of a majority of the Company's outstanding shares of Common Stock was necessary to amend Article II of the Company's Articles of Incorporation to authorize preferred stock. The votes were cast as follows:

                 % of                       % of                       % of
                shares                     shares                     shares
       FOR    outstanding    AGAINST     outstanding     ABSTAIN    outstanding
       ---    -----------    -------     -----------     -------    -----------
   1,329,887     27.3%       828,085        17.0%         95,534        1.9%

Proposal Number Two:
-------------------

        The affirmative vote of a majority of the shares of Common Stock represented at the meeting was necessary to approve the potential issuance of an aggregate number of shares of the Company's Common Stock exceeding 20% of the shares of Common Stock outstanding on July 8, 1998. The votes were cast as follows:

                % of                       % of                       % of
                shares                     shares                     shares
       FOR    outstanding    AGAINST     outstanding     ABSTAIN    outstanding
       ---    -----------    -------     -----------     -------    -----------

   1,344,980     59.7%       803,866        35.7%        104,660       4.6%

ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K
            --------------------------------

(a)   Exhibit 3(i) - Articles of Incorporation. (1)

      Exhibit 3(ii) - Bylaws. (1)

      Exhibit 27.1 - Financial Data Schedule.  Filed herewith.

------
(1) Incorporated by reference from Registration Statement on Form S-3, File No. 333-63289, filed with the SEC on September 11, 1998.


(b) Reports on Form 8-K: During the quarter ended October 31, 1998, the Company filed no reports on Form 8-K.

                                  SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                     RICH COAST INC.



Date: December 16, 1998              by: /s/ James P. Fagan
                                        --------------------------------------
                                         James P. Fagan, President



Date: December 16, 1998              by: /s/ Michael M. Grujicich
                                        --------------------------------------
                                         Michael M. Grujicich, Chief Financial
                                         and Accounting Officer