Form 10KSB/A
period 1998-04-30
RICH COAST INC
filed 1999-02-02
CIK 814186

                    U.S. SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                              FORM 10-KSB/A NO. 1



     (MARK ONE)



     [X] ANNUAL REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED APRIL 30, 1998
                                            --------------



     [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD OF _________ TO
          _________.



     COMMISSION FILE NUMBER:  0-15859
                              -------




                                Rich Coast Inc.
                                ---------------
                (NAME OF SMALL BUSINESS ISSUER IN ITS CHARTER)




                NEVADA                                 91-1835978
---------------------------------------      -------------------------------
State or other jurisdiction of                      (I.R. S. Employer
incorporation or organization                       Identification No.)





                    10200 Ford Road, Dearborn, Michigan  48126
                    ------------------------------------------
                     (Address of principal executive offices)



     Issuer's telephone number:   313-582-8866
     Securities registered under Section 12(b) of the Act:   None
                                                             ----



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

Transitional Small Business Disclosure Format (check one):    Yes [  ]    No [x]

                                RICH COAST INC.
                                  FORM 10-KSB

                                    PART I

ITEM 1.  DESCRIPTION OF BUSINESS

General Development of Business.
-------------------------------

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

Ford Road Facility  The total site area at the Ford Road location comprises
------------------
approximately 3.5 acres and includes a 23,000 square foot steel and brick building in which the treatment plant is located. The site has ample parking and room for tanker trucks to maneuver. WRS entered into a 7 year land contract in 1993 for the building at a rate of $4,754 per month and a renewable 7 year lease which will cause the land to be titled to WRS for $1.00, either after satisfactory clean-up by others or after 91 years. Non-hazardous wastes in the form of sludges, oily wastes, drum and pallet loads, waste waters and leachates are treated at Ford Road for disposal to the Detroit sewerage system, the Browning-Ferris Industries landfill at Arbor Hills, Michigan or as a recycled oil product. Capacity at the Ford Road site presently is limited due to incoming truck traffic. In the future, oily wastes will be diverted to the Wyoming Terminal Facility, as will be much of the waste waters and leachate. Ford Road will expand its capability (which involves only modest physical changes) to process wastes that require shredding and for wastes that require a pit or mixing floor for processing prior to disposal. When the Company consolidates its operations at the Wyoming Terminal Facility, the Company will be able to continue its expanded capability at that site.


Rich Coast Inc. Pipeline.  The 17 mile long pipeline from Rich Coast's Wyoming
-------------------------
Avenue site to the Wyoming Terminal Facility was purchased knowing that some repairs probably would be required. The price of the pipeline sale to Rich Coast was reduced as consideration for repairs to be paid for by Rich Coast Inc. Before the pipeline is repaired, Rich Coast must be assured that a viable terminaling agreement can be negotiated with Mobil Oil Corp. An agreement exists at present between Mobil and Rich Coast Resources, Inc. which was and still is a corporation domiciled in Michigan and controlled by Rich Coast Inc.; however, the existing terminaling agreement contains terms that are unacceptable to Rich Coast and would make utilization of the pipeline uneconomical, and the Company and Mobil are in litigation regarding the agreement. See "Legal Proceedings." When and if an acceptable terminaling agreement can be reached, the Company still will require a long term contract with several large volume users to justify barge shipments throughout the Great Lakes Region and the St. Lawrence Seaway. When the Wyoming Avenue facility is fully on stream, it is anticipated that pipeline repairs and an acceptable terminaling agreement will be pursued. The pipeline is currently not operational. The Company cannot utilize the pipeline until it is repaired. Once repaired, the pipeline and terminaling facility will not be used until sufficient oil processing and customers are in place to justify the year round costs.


Wyoming Terminal Facility.  When the Wyoming Terminal Facility came on the
-------------------------
market, Rich Coast was faced with an unprecedented opportunity but without adequate funding to acquire and facilitate the property. Realizing that to replicate the Wyoming Terminal Facility at a later date would be prohibitively expensive and time consuming, Rich Coast borrowed $2,000,000 and acquired Mobil's 17 acres in the heart of the automobile industry. This acreage included 12 storage buildings, six tanker truck loading and unloading racks which connect to all tanks, a one million gallon per day sewer permit, a supportive community which allows industrial zoning and expansion permits plus the pipeline to the Detroit River which gives Rich Coast the opportunity to service the entire east coast of the United States. Additionally, the Wyoming Terminal Facility can accommodate all of the various types of waste treatment and disposal being conducted at the Ford Road facility, thereby allowing the Company to sell its Ford Road building and consolidate all operations at the Wyoming Terminal Facility.

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

Liquid waste disposal operations are gradually being transferred from the Company's Ford Road facility to its Wyoming Terminal Facility. Currently about 50% (or $100,000) of monthly revenues are generated by operations at the Wyoming Terminal Facility. The air sparged hydrocyclone ("ASH") system for separation of liquid wastes is just getting into operation at the Wyoming Terminal Facility and by the end of this fiscal year monthly revenues are expected to increase by another $100,000. Once the Ford Road facility is sold, all operations will be consolidated at the Wyoming Terminal Facility. Adequate space exists at the Wyoming site for additional processing equipment to meet capacity demands expected over the next several years.

The waste treatment business in the Detroit, Michigan area is normally handled by blanket contracts between the large automotive companies and their Tier I suppliers (the largest of the waste disposal companies). These contracts consist of pricing to handle a large variety of waste streams. Rich Coast submits pricing for specific waste streams included in the blanket contracts, but written contracts are seldom awarded to Tier II companies such as Rich Coast. The Company has no written contracts for any of its sales. Management does not believe that the loss of any one customer would have a material adverse effect on the Company.

In the past two fiscal years the Company estimates it has spent $100,000 per year on Research and Development. Development work related to separation of various liquid phases and light solids has been done on the ASH system at the Wyoming Terminal Facility. Separation of phenols, fats, oils, greases and other impurities from water base waste streams has been demonstrated in development work that is now incorporated in a commercial-sized installation at the Wyoming Terminal Facility. The Company is continuing to develop improvements in the ASH system.

The Company currently has 25 full time employees and no part time employees.

ITEM 2.  DESCRIPTION OF PROPERTY

See discussion above under "Description of Business  General Development of
---
Business."

ITEM 3.  LEGAL PROCEEDINGS

On or about December 29, 1997 the Company was served with a complaint filed against it in U.S. District Court for the Eastern District of Michigan by Mobil Oil Corporation. The Complaint alleges breach of contract by the Company in connection with a Terminaling Agreement dated May 18, 1995 relating to through-put fees at Mobil's Woodhaven, Michigan facility. The dispute under the Terminaling Agreement will not affect the Company's purchase of the Mobil terminal which occurred January 15, 1996, and should not be confused with the Mobil terminal. Mobil claims damages through December 1, 1997 in the amount of at least $225,556.80, representing unpaid monthly fees, and claims that it will continue to incur damages in the amount of unpaid monthly fees under the Terminaling Agreement. Management expects the Terminaling Agreement to be renegotiated and the claims to be settled prior to trial. Rich Coast and Mobil Oil representatives met as recently as October 1998 to resolve issues related to the Company's obligations under the Terminaling Agreement. Proposals to provide Wyoming Terminal Facility usage or waste services to Mobil in lieu of or in conjunction with cash payments are being discussed by the two companies.

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


                    PROPOSAL NUMBER ONE
                    -------------------

                    The affirmative vote of a plurality of the voting shares represented at the meeting was necessary to elect the nominees for director. The votes were cast as follows:




                                                      % of                                    % of
                                                     Shares             Withhold             Shares
                                   For            Represented          Authority          Represented
                            -----------------  ------------------  ------------------  ------------------
Robert W. Truxell                  14,120,342                96.4%             217,980                 1.5%

James P. Fagan                     14,330,042                97.9%               8,280                 .06%

Thornton J. Donaldson              14,263,972                97.4%              74,350                  .5%


Geoffrey Hornby                    14,263,972                97.4%              74,350                 .5%

George P. Nassos                   14,330,572                97.9%               7,750                 .05%




                    PROPOSAL NUMBER TWO
                    -------------------


                    The affirmative vote of a majority of the Company's outstanding shares is necessary to amend the Company's Certificate of Incorporation to effect a reverse split of the Company's Common Stock. The votes were cast as follows:




                         % of                                % of                               % of
                        shares                              shares                             shares
FOR                  outstanding         AGAINST         outstanding        ABSTAIN         outstanding
---                ----------------  ----------------  ----------------  --------------  ------------------
13,058,391                 73.1%         1,420,050               7.9%         164,577                  .9%




                    PROPOSAL NUMBER THREE
                    ---------------------

                    The affirmative vote of a majority of the voting shares represented at the meeting is necessary to approve the 1997 Stock Option and Stock Bonus Plan. The votes were cast as follows:


                         % of                                % of                               % of
                        shares                              shares                             shares
FOR                  outstanding         AGAINST         outstanding        ABSTAIN         outstanding
---                ----------------  ----------------  ----------------  --------------  ------------------
7,694,074                 52.5%         1,526,538              10.4%         330,297                 2.3%




                    PROPOSAL NUMBER FOUR
                    --------------------



                    The affirmative vote of a majority of the Company's outstanding shares was necessary to approve the proposal to change the state of incorporation from Delaware to Nevada. The votes were cast as follows:


                         % of                                % of                               % of
                        shares                              shares                             shares
FOR                  outstanding         AGAINST         outstanding        ABSTAIN         outstanding
---                ----------------  ----------------  ----------------  --------------  ------------------
9,161,568                 51.3%           543,038               3.0%         235,103                 1.3%


                                    PART II

ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER
         MATTERS

Recent Sales of Unregistered Securities.
---------------------------------------

24 During the fiscal year ended April 30, 1998, the Company had the following issuances of its Common Stock which were not registered under the Securities Act:

          On June 11, 1997 the Company issued 100,000 shares for forbearance from exercising certain rights and remedies by the holder of a 10% Senior Secured Note in the principal amount of $2,000,000. The shares were issued in reliance on Section 4(2) of the Securities Act and Rule 506 promulgated thereunder because it was an offer to only one purchaser who was an accredited investor.

          On January 26, 1998, February 20, 1998 and April 23, 1998, the Company issued an aggregate of 111,768 shares as accrued interest for the calendar quarters ended September 30, 1997, December 31, 1997 and March 31, 1998 on the Company's outstanding 10% 18-Month Convertible Promissory Notes. The shares were issued in reliance on Section 4(2) of the Securities Act and Rule 506 promulgated thereunder since the shares were issued in connection with the private placement of the 10% Notes relying on the same exemption and the investment decision to take shares in lieu of cash interest payments was made at the time the 10% Notes were purchased.

          On October 15, 1997, the Company sold 521,198 shares of its Common Stock in cancellation of a $100,000 loan plus accrued interest of $4,239.58. The shares were issued in an offshore transaction intended to be exempt from registration under Regulation S promulgated under the Securities Act.

          On December 5, 1997, the Company issued 200,000 shares at $.25 per share. No commissions were paid. These shares were issued in an offshore transaction intended to be exempt from registration under Regulation S promulgated under the Securities Act.

          On April 9, 1998 (100,000 shares) April 15, 1998 (100,000 shares) and
          April 16, 1998 (130,000 shares) warrants were exercised at $.25 per share and an aggregate of 330,000 shares were issued, all in reliance on Section 4(2) and Rule 506.

          The following share issuances were for services rendered to the Company, and the shares were issued in reliance on Section 4(2):



                      SHARE AMOUNT                                  Effective Date
                      ------------
                        150,000                                        05/22/97

                        154,200                                  05/22/97
                         10,000                                  08/06/97
                         50,000                                  08/07/97
                         50,000                                  09/03/97
                         50,000                                  10/02/97
                         50,000                                  12/16/97
                        307,692                                  02/02/98

Market Information.  The Common Stock of the Company is listed on the NASDAQ
------------------
Small Cap Market under the trading symbol "KRHC". The following table sets forth the high and low bid prices of the Company's Common Stock as reported by NASDAQ during the periods indicated. All amounts reflect prices adjusted for the one-for-four reverse split which was effective June 19, 1998.

                            NASDAQ Small Cap Market


                   Calendar                                        High Bid  $             Low Bid $
                   --------                                        -----------             ---------
         1998  April 1  June 30                                       3.88                   1.44
               January 1  March 31                                    3.88                   1.38

         1997  October 1  December 31                                 2.00                    .74
               July 1  September 30                                   2.75                    .75
               April 1  June 30                                       1.36                   1.00
               January 1  March 31                                    1.76                    .80

         1996  October 1  December 31                                 2.88                   1.24
               July 1  September 30                                   3.00                   2.36


The closing bid price of the Common Stock on NASDAQ on July 14, 1998, was $1.59.

Holders.  As of July 14, 1998, there were approximately 3,700 holders of the
-------
Company's Common Stock, and the number of shares issued and outstanding was 4,876,645.

Dividends.  During the two most recent fiscal years, the Company has not
---------
declared or paid cash or other dividends on its Common Stock. The Company does not expect to pay any dividends in the near future. The Company is prohibited from paying dividends on its Common Stock while certain long term indebtedness remains outstanding.

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

As a result of the January 16, 1996 acquisition of the Mobil Oil Corporation terminal in Dearborn, Michigan, and redomiciling of the Company from British Columbia, Canada, to Delaware, U.S.A. on February 25, 1997, the Company reorganized into the parent company, Rich Coast Inc. and four subsidiary corporations identified as:

     Rich Coast Resources, Inc.
     Rich Coast Oil, Inc.
     Waste Reduction Systems, Inc.
     Rich Coast Pipeline, Inc.

On June 19, 1998, the Company reverse split its Common Stock one-for-four. Effective July 14, 1998 the Company incorporated in the State of Nevada.

FISCAL YEARS ENDED APRIL 30, 1998 AND 1997

Revenues and Results of Operations
----------------------------------

Rich Coast's revenue for its fourth quarter ending April 30, 1998 is $528,420 and brings 1998 fiscal year revenue to $2,547,083. This is a 34.3% increase from fiscal year 1997 and a 46.3% increase from 1996. Production capacity for liquid wastes was increased at the Wyoming Terminal Facility by completion of the biological treatment system. Revenue gains from this capacity were partially offset due to the loss of sludge pit operations during down time caused by the fire at the Ford Road facility. Plans now are to sell the Ford Road site and to replace its sludge pit with a much more efficient pit system at the Wyoming Terminal Facility. The new pit will permit dumping from the two sides and will have a conveyor system to continuously remove solids from the pit, thus eliminating down time necessitated by digging out the pit. Fourth quarter results were up only 9% from the year earlier period due to the adverse impact from a fire which shut down a major portion of operations from December 15, 1997 through most of February 1998 and impacted both third and fourth quarters negatively. Insurance covered all of the $364,830 in losses due to building and equipment damage and also provided $70,460 of business loss. Ford Road processes for drums and liquids were transferred to temporary facilities at the Wyoming Terminal Facility. Sludge disposal operations that required use of the Ford Road dumping pit were suspended for two months. All operations at the Ford Road facility were resumed February 16, 1998. A loss for the fourth quarter of $678,813 significantly contributes to the loss for fiscal year ended 1998 of $1,373,921. The fourth quarter was the first (and only) quarter in which the $198,626 interest for beneficial conversion features was booked because the Company was catching up for not booking amounts in prior quarters. Also, the fourth quarter includes a compensation expense of $81,000 attributable to options received by an officer and director with an exercise price at a 20% discount to market. However, the loss of $.08 per share has been reduced from $.14 per share in fiscal year ended 1996 and $.13 per share in fiscal year ended 1997. The fire damaged building has been repaired to better than its previous condition. The Company has entered into a sales contract for the Ford Road facility which would result in net proceeds to the Company of $250,000.
However, the closing is contingent on the purchaser obtaining a federal loan guarantee.

Business volume is being restored rapidly. Revenues for 1999 fiscal year are projected to be $2,340,000, which again reflect some continuing fire related loss of business. These revenues are spread quite evenly throughout the year because when production operations of waste generators are shut down, maintenance work is performed which also generates wastes. The fiscal year of 1998 net loss of $1,373,921 was expected; however, improving business and better margins are forecast to generate a break-even status for Rich Coast before the end of the fiscal year 1999. The Company anticipates needing additional funds from private placements to complete "use of proceeds" plans on a timely basis, which will allow implementation of additional and more efficient effluent treatment systems. The ASH liquid waste flotation system being installed at the Wyoming Terminal Facility and used in conjunction with the Company's tanks, filters and biological treatment system can be run at 200 gallons per minute. A new customer in the automotive industry plus a new Canadian source of oily water are now bringing wastes into the Wyoming Terminal Facility. Management expects the Company's business volume to approach 1.0 million gallons per month by April 30, 1999. Waste disposal service charge and recycled oil sales are estimated to average $0.14 per gallon or an increase in monthly revenues of $140,000, thus bringing total monthly revenues to $340,000. A one shift operation of the waste flotation system will require two people and can process the estimated 12.0 million gallons per year. The Company expects to produce net income of $70,000 per month by the end of fiscal 1999.

                                    SUMMARY

                                           FISCAL YEAR ENDED
                                            4/30/98     4/30/97
                                         ----------  ----------
4th QUARTER REVENUE (ending April 30)    $  528,420  $  483,366
Net loss for Quarter                     $  678,813  $  244,760

REVENUES FOR FULL FISCAL YEAR            $2,547,083  $1,897,155
Net Loss for Year                        $1,373,921  $1,928,329

As stated previously, Rich Coast recently passed customer audits that allow the Company to compete for the oily wastes coming out of the auto industry. These audits are performed by Tier I waste disposal companies that contract for the majority of the automotive industry's wastes. Liquid wastes, such as the waste handled by Rich Coast, is sublet by the Tier I companies and winning that business for Rich Coast is dependent on audit approval by Tier I companies of the Rich Coast facility. Audits of waste treatment facilities are focused on safety and environmental protection, processing effectiveness and capacity, plus efficient handling of truck traffic. The Company's facilities compare well to the competition but audit discrepancies do occur and must be corrected before audit approval can be obtained. Recent audit approvals by Tier I companies are the bases for financial forecasts that more than double current monthly revenues. Extensive test borings from the Wyoming Terminal Facility have been analyzed to establish a baseline of soil conditions and, as a result, Michigan's Department of Environmental Quality has granted Rich Coast a covenant not to be sued for pre-existing soil conditions. This covenant has proven to be invaluable when large corporations audit the Wyoming Terminal Facility. By passing an audit for one Tier I supplier, the Company is qualified to supply services to all of that Tier I supplier's customers. Each Tier I supplier requires its own audit. If the Company would fail an audit, then the Tier I company would itemize the discrepancies and, once corrected, a follow up audit would be done. The continued failure to pass audits would mean the Company would not be qualified to service that Tier I company's customers.

Rich Coast currently has three long term debt obligations including the installment land contract on the Ford Road building. A principal balance of approximately $120,000 exists on the Ford Road facility. The Company has received an offer for the facility that will result in net proceeds to the Company of $250,000. However, the closing for the sale of that property is contingent on the purchaser obtaining a federal loan guarantee. The closing on the sale of this facility has been extended to February 19, 1999.

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

Salaries and Wages/Consulting Services
--------------------------------------

Salaries and wage increases of $269,313 from fiscal 1997 were more than offset by reductions in consulting fees amounting to $664,730. In 1996 share issuances were authorized to Robert Truxell and James Fagan in recognition of services provided to the Company. In 1997 since these shares were never issued to Messrs. Truxell and Fagan, the share issuances were cancelled. Messrs. Truxell and Fagan received options and warrants. Mr. Truxell received options to purchase 258,087 shares exercisable for ten years at $.80 per share and warrants to purchase 140,775 shares exercisable for five years at $.80 per share. Mr. Fagan received options to purchase 129,041 shares for ten years at $1.00 per share and warrants to purchase 70,386 shares for five years at $.80 per share. Also, consulting fees amounted to $816,953 in 1997. From 1996 to 1998 salaries and wages increased by $417,248, and consulting and management fees increased by $99,025.

Audit, Accounting and Legal
---------------------------

Accounting and legal expenses decreased by $83,285 from 1997 to 1998 and were similar to fiscal 1996 costs. Fiscal 1997 expenses were high due to the redomestication of the Company from British Columbia to Delaware.

Interest and Bank Charges
-------------------------

Interest expense in 1998 was $303,648 compared to $213,912 for the prior year, due to the purchase of the Wyoming Terminal Facility. In addition, the Company reported $198,626 of interest related to the beneficial conversion feature on its 10% 18-month convertible promissory notes. This conversion feature is accounted for as an interest charge and amortized over the period from the date of issue through the date the debt is first convertible.

Liquidity and Capital Resources
-------------------------------

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

Subsequent to its fiscal year end, the Company received funds from the sale of convertible debentures with a face value of $1,500,000 and which accrue interest at 10%. Proceeds from that financing have funded expansion comprehended in the Company's business plan which forecasts positive net income on a monthly basis by April 30, 1999. The Company has awarded a contract to a construction firm to design and erect a building to accommodate additional oily waste processing equipment. A separate contract was awarded to another construction firm to design and build a heavy duty conveyor to remove solids from the pit dumping operation, Both of these improvements will occur at the Wyoming Terminal Facility, and the estimated cost for each project is $280,000 and $100,000, respectively. The Company expects to pay these costs from its revenues. However, these projects have been put on hold. Any additional funds from private placements will be dedicated to expansion of the biological treatment system and two new oil process systems. Resultant revenues are being depended upon to turn the Company profitable in late 1998.

The Company's breakeven revenues are $270,000 per month. An offer to purchase the Company's Ford Road facility has been accepted, which would net $250,000 to the Company. A monthly revenue increase of approximately $70,000 will be required to reach breakeven and this increase is expected to be achieved by the new customers who have informed Rich Coast that they intend to utilize the Company's services. Rich Coast also has several slaughterhouse and paper pulp companies that are extremely interested in Rich Coast's proprietary fats, oils and grease removal system. With even modest success, Rich Coast should attain a monthly breakeven revenue rate by the end of its fiscal year 1999 and still have cash on hand even if the Ford Road facility is not sold.

In the longer term the Company will pursue additional business by installing waste stream treatment systems at the customer's sites with a focus on meat processors and the paper/pulp industry, and should be able to capitalize on near term success expected in slaughterhouse operations.

Impact of Environmental Regulations and Environmental Risks.
-----------------------------------------------------------

  As environmental regulations become more stringent they tend to generate more business for Rich Coast. For example, as sewer discharge limits are reduced more companies are compelled to either install additional waste treatment systems or to transport their wastes to companies like Rich Coast for treatment and disposal. Rich Coast has a discharge permit from the Detroit Sewerage and Water Department ("DSWD"). Rich Coast's discharges to the sewer are randomly monitored by both the DSWD and Rich Coast. Material that is not discharged to the sewer is either trucked to a non-hazardous waste landfill or is sold as recycled product such as oil. The risk of pollution occurring at Rich Coast's treatment sites are extremely low and, if any spillage or leakage did occur, it would be a non-hazardous waste and would probably occur in a contained area. Rich Coast has carried $1.0 million of pollution insurance since operations started in 1993 and has not filed a single claim. Insurance is one recurring cost item of approximately $38,000 per year (which has not increased for the last three years) in Rich Coast's pollution protection program and is required by its customers. Approximately $40,000 per year is spent on salaries for environmental compliance, and an estimated $10,000 per year is spent in operating costs attributable to environmental compliance. Rich Coast must carry the $1.0 million insurance coverage even though it believes its risks are low. If a spill did occur, it would likely occur very near processes designed to clean up such material. Management believes a spill cost clean up of $1.0 million would be highly unlikely.

ITEM 7.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

See Financial Statements and Supplementary Data following the signature page of
---
this Form 10-KSB.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         None.

                                 PART III

Item 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

The names, ages, municipalities of residence, positions with the Registrant, and principal occupations of the directors and executive officers of the Registrant as of July 14, 1998 are as follows:



   NAME, AGE AND
Municipality Residence                          Office                  Principal Occupation
-----------------------                         ------                  --------------------
Robert W. Truxell                     Chairman of the             Chairman and Chief Executive
Bloomfield Hills, MI                  Corporation and Director    Officer of Integrated Waste
Age:     73                           since January 1996 and      Systems, 1992-1995; President of
                                      Secretary since August      Microcel, Inc., 1990-1992; Vice-
                                      1997                        President of

                                                                  General Dynamics, 1983-1990

JAMES P. FAGAN                        President and Director      President and Chief Operating
Okemos, Michigan                      since January 1996; Chief   Okemos, Officer of Waste
Age:      47                          Executive  Officer since    Reduction Systems 1992-1995;
                                      January 1997                Vice-President of  The Powers
                                                                  Fagan Group, Inc.1990-1996

THORNTON J. DONALDSON                 Director since June 1984;   Self-employed financial and
West Vancouver, B.C.                  Past President of the       mining consultant; President of
Age:     68                           Company (June 1984 -        United Corporate Advisors Ltd.
                                      January 1996)               and Director of BYG Natural
                                                                  Resources Inc. (TSE listed)

GEOFFREY HORNBY                       Director since June 1984    Geological Engineer  10 years
Vancouver, B.C.                                                   experience in the mining field
Age:     71                                                       and 23 years experience in the
                                                                  forest industry

GEORGE P. NASSOS                      Director since August 1997  Director-Environmental Mgt.
Chicago, IL                                                       Program, Illinois Institute of
Age:     58                                                       Technology

MICHAEL M. GRUJICICH                  Chief Financial Officer     Director Sales Canada - WRS
Dearborn, MI                          and Treasurer since         1993-1996, Director MRPIT,
Age:     55                           August 1996                 General Dynamics Land Systems
                                                                  Division 1983-1993, Divisional
                                                                  Controller - Rockwell
                                                                  International 1981-1983



The following are members of the Company's Audit Committee:

     Thornton J. Donaldson
     Geoffrey Hornby
     Ronald Waltz, Comptroller, Rich Coast Inc.

Compliance with Section 16(a) of the Securities Exchange Act of 1934
--------------------------------------------------------------------

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

ITEM 10.  EXECUTIVE COMPENSATION

COMPENSATION AND OTHER BENEFITS OF EXECUTIVE OFFICERS
-----------------------------------------------------

THE FOLLOWING TABLE SETS OUT THE COMPENSATION RECEIVED FOR THE FISCAL YEARS ENDED APRIL 30, 1996, 1997, AND 1998 IN RESPECT TO EACH OF THE INDIVIDUALS WHO WERE THE COMPANY'S CHIEF EXECUTIVE OFFICER AT ANY TIME DURING THE LAST FISCAL YEAR AND THE COMPANY'S OTHER FOUR MOST HIGHLY COMPENSATED EXECUTIVE OFFICERS WHOSE TOTAL SALARY AND BONUS EXCEEDED $100,000 (THE "NAMED EXECUTIVE OFFICERS").

                           SUMMARY COMPENSATION TABLE
                           --------------------------




                                        Annual                                         Long Term
                                      Compensation                                     Compensation
                                      ------------                                     ------------
                                                                        Awards                            Payouts
                                                                        ------                            -------

                                                                      Securities(1)
                                                                      Under          Restricted
Name and                                                              Option/        Shares or
Principal                                             Other Annual    SAR's          Restricted      LTIP       All other
Position (a)                    Salary      Bonus     Compensation    granted        Share Units    Payouts     Compensation
                    Year (b)    ($)  (c)    ($) (d)      ($) (e)      (#) (f)        ($) (g)        ($) (h)     ($) (i)


Robert W.
 Truxell/ Chairman      1998     117,851      -0-            -0-       755,662          -0-           -0-           -0-
                        1997     113,458      -0-            -0-           -0-          -0-           -0-           -0-
                        1996      74,917      -0-            -0-           -0-          -0-           -0-           -0-

James P. Fagan/
CEO and President       1998     144,316      -0-            -0-       556,227          -0-           -0-           -0-
                        1997     124,382      -0-            -0-           -0-          -0-           -0-           -0-
                        1996     105,290      -0-            -0-           -0-          -0-           -0-           -0-

(1) All share amounts have been adjusted to reflect the reverse split effective June 19, 1998.

Agreements with Management
--------------------------

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


           Option/Stock Appreciation Rights ("SAR") Grants during the
           ----------------------------------------------------------
                      most recently completed Fiscal Year
                      -----------------------------------

The following table sets out the stock options granted by the Company during the most recently completed fiscal year to the Named Executive Officers of the Company. The following amounts include options that were granted prior to the most recent fiscal year but were re-priced during the year.

                                                    Option/SAR Grants in Last Fiscal Year
                                                              Individual Grants
------------------------------------------------------------------------------------------------------------------------------------
                                 Number of Securities         % of Total
                                      Underlying         Options/SARs Granted
                                 Options/SARs Granted      to Employees in      Exercise or         Market Price on     Expiration
Name                                      (#)                Fiscal Year        Base Price ($/Sh)   Date of  Grant      Date

Robert W. Truxell                 258,087                  16.45%                     $ .80                     $1.00    07/30/07
Robert W. Truxell                 140,775                   8.97%                       .80                      1.00    07/30/02
Robert W. Truxell                 100,000                   6.37%                      1.00                      1.25    01/15/06
Robert W. Truxell                  25,000                   1.59%                      1.00                      1.25    05/09/06
Robert W. Truxell                  48,675                   3.10%                       .80                      1.00    05/09/06
Robert W. Truxell                  50,000                   3.19%                       .72                       .90    07/30/07
Robert W. Truxell                  58,125                   3.70%                       .80                      1.00    07/30/07
Robert W. Truxell                  75,000                   4.78%                       .72                       .90    09/08/07

James P. Fagan                    129,041                   8.22%                      1.00                      1.00    07/30/07
James P. Fagan                     70,386                   4.48%                       .80                      1.00    07/30/02
James P. Fagan                    100,000                   6.37%                      1.00                      1.00    01/15/06
James P. Fagan                     25,000                   1.59%                      1.00                      1.00    05/09/06
James P. Fagan                     58,125                   3.70%                      1.00                      1.00    05/09/06
James P. Fagan                    125,000                   7.96%                       .88                       .88    09/08/07
James P. Fagan                     48,675                   3.10%                      1.00                      1.00    07/20/07
------------------------------------------------------------------------------------------------------------------------------------

            Aggregated Option/SAR Exercises in Last Financial Year
            ------------------------------------------------------
                     and Fiscal Year-End Option/SAR Values
                     -------------------------------------

The following table sets out all Option/SAR exercises by the Named Executive Officers during the most recently completed fiscal year and the Option/SAR values for such persons as of the end of the most recently completed fiscal year.


Aggregated Option/SAR Exercises in Last Fiscal Year and FY-End Option/SAR Values
--------------------------------------------------------------------------------

                                                                Number of
                                                                Securities          Value of
                                                                Underlying        Unexercised
                                                               Unexercised        In-the-Money
                                                              Options/SARs at    Options/SARs at
                                                                 FY-End (#)         FY-End ($)
Name
                        Shares Acquired                         Exercisable/       Exercisable/
                        on Exercise (#)   Value Realized ($)    Unexercisable      Unexercisable
-------------------------------------------------------------------------------------------------
Robert W. Truxell               -0-                 -0-           680,662          $1,561,539
                                                                all exercisable   all exercisable
James P. Fagan                  -0-                 -0-           556,227          $1,205,429
                                                                all exercisable   all exercisable
-------------------------------------------------------------------------------------------------

REPRICING OF OPTIONS

The Company's Board of Directors approved a reduction in option and warrant exercise prices to reflect market values in June and July 1997. This was done in lieu of unaffordable competitive salaries and benefits to provide incentive and to retain the services of management.

COMPENSATION OF DIRECTORS

The following table summarizes options granted during the most recently completed fiscal year to the directors of the Company (excluding the Named Executive Officers). All amounts have been adjusted to reflect the reverse split.

----------------------------------------------------------------------------------------
                                             Market Value
Name of       Securities      Exercise or    of Securities
Director and  Under Options    Base Price     Underlying
Officer at    Granted (#)    ($/Securities)  Options on the   Date of Grant  Expiration
Fiscal Year                                  Date of Grant                   Date
End                                          ($/Security)
----------------------------------------------------------------------------------------
Randall Pow       12,500            $.72            $.88          9/8/97        9/8/2002
----------------------------------------------------------------------------------------
Thornton          12,500            $.72            $.88          9/8/97        9/8/2002
Donaldson
----------------------------------------------------------------------------------------
Geoffrey          12,500            $.72            $.88          9/8/97        9/8/2002
Hornby
----------------------------------------------------------------------------------------
George P.         50,000            $.72            $.88          9/8/97        9/8/2002
Nassos
----------------------------------------------------------------------------------------

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

NAME OF
BENEFICIAL OWNER/                     SHARES                PERCENT
NAME OF DIRECTOR/                  BENEFICIALLY               OF
IDENTITY OF GROUP                     OWNED                  CLASS
-----------------                 --------------           --------

Robert W. Truxell                  1,026,462 (1)             18.47%
Chairman/Director/Secretary

JAMES P. FAGAN                       633,327 (2)             11.66%
President/CEO/Director

THORNTON J. DONALDSON                 70,964 (3)              1.44%
Director

GEOFFREY HORNBY                       13,548 (4)                 *
Director

GEORGE P. NASSOS                      50,000 (5)              1.01%
Director

ALL DIRECTORS AND EXECUTIVE
OFFICERS AS A GROUP                1,794,301 (6)             28.75%
---------------------------

* Less than one percent.

(1) Includes: (i) 345,800 shares held jointly; (ii) currently exercisable options and warrants to purchase 50,000 shares at $0.72 per share; (iii) currently exercisable options to purchase 505,662 shares at $0.80 per share; and (iv) currently exercisable options to purchase 125,000 common shares at $1.00 per share.

(2) Includes currently exercisable options and warrants to purchase: (i) 70,386 shares at $0.80 per share; (ii) 125,000 shares at $0.88 per share; and (iii) 360,841 shares at $1.00 per share.

(3) Includes currently exercisable options to purchase 52,500 shares at $1.00 per share and 12,500 shares at $0.72 per share.

(4) Includes currently exercisable options to purchase 12,500 shares at $0.72 per share.

(5) Includes currently exercisable options to purchase 50,000 shares at $0.72 per share.

(6)  Includes securities reflected in footnotes 1-5.

To the knowledge of the Directors and Senior Officers of the Company, as of June 30, 1998, there are no persons and/or companies who or which beneficially own, directly or indirectly, shares carrying more than 5% of the voting rights attached to all outstanding shares of the Company, other than (all share amounts have been adjusted to reflect the reverse split effective June 19, 1998):

NAME AND ADDRESS OF             AMOUNT AND NATURE OF
OF BENEFICIAL OWNER             BENEFICIAL OWNERSHIP            PERCENT OF CLASS
-------------------             --------------------            ----------------


Robert W. and Linda C. Truxell        1,026,462  (1)                  18.47%
10200 Ford Road
Dearborn, MI  48126

James P. Fagan                          633,327  (2)                  11.66%
4415 Comanche
Okemos, MI  48864

Alan Moore                              900,000  (3)                  15.58%
9441 LBJ Freeway
Suite 500
Dallas, TX  75243
-------------------

(1) Includes: (i) 345,800 shares held jointly; (ii) currently exercisable options and warrants to purchase 50,000 shares at $0.72 per share; (iii) currently exercisable options to purchase 505,662 shares at $0.80 per share; and (iv) currently exercisable options to purchase 125,000 common shares at $1.00 per share.

(2) Includes currently exercisable options and warrants to purchase: (i) 70,386 shares at $0.80 per share; (ii) 125,000 shares at $0.88 per share; and (iii) 360,841 shares at $1.00 per share.

(3) Consists of currently exercisable warrants to purchase 900,000 shares at $1.20 per share on or before January 10, 2006.

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

In 1998 130,300 shares were issued to a shareholder of the Company, William McCullagh, in satisfaction of $100,000 advanced (plus accrued interest of $4,239.58) to the Company in 1997. The shares were issued at a discount to market of 20%.


                                    PART IV
                                    -------

ITEM 13.  FINANCIAL STATEMENTS, SCHEDULES AND EXHIBITS AND REPORTS ON FORM 8-K

(a)   FINANCIAL STATEMENTS, SCHEDULES AND EXHIBITS:
      ---------------------------------------------

     (1)  FINANCIAL STATEMENTS - APRIL 30, 1997 AND THE FISCAL YEARS ENDED APRIL
          ----------------------------------------------------------------------
          30, 1996 AND 1997
          -----------------

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

     (2)  SCHEDULES
          ---------

     Schedules are omitted as the information is not required or not applicable, or the required information is shown in the financial statements or notes thereto.

     (3)  EXHIBITS
          --------

     The Exhibits listed in the Exhibit Index at Item 14(c) are filed as part of this Annual Report.

(b)  REPORTS ON FORM 8-K  No reports on Form 8-K were filed during the last
     -------------------
     quarter of the fiscal year covered by this report.

(C)  EXHIBITS
     --------


3.(i)   Certificate of Incorporation of Rich Coast Inc.  (1)

3.(ii)  Bylaws of Rich Coast Inc.  (1)
10.1    Terminaling Agreement  Mobil Oil Corporation.  (P)

10.2 Employment Contract between the Company and Robert W. Truxell (Exhibit 1 to the Agreement of Merger dated October 31, 1995.) (2)

10.3 Employment Contract between the Company and James P. Fagan (Exhibit 2 to the Agreement of Merger dated October 31, 1995.) (2)

10.4    1995 Incentive Compensation Plan.  (3)

10.5    1996 Employee Stock Option and Bonus Plan, as amended.  (4)

10.6    1997 Stock Option and Stock Bonus Plan.  (5)

21.1    List of Subsidiaries of the Registrant.  Filed herewith.

27.1    Financial Data Schedule.  Filed herewith.

-----------------

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

                                 SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Form 10-KSB/A No. 1 to be signed on its behalf by the undersigned, thereunto duly authorized.

                                    RICH COAST INC.


Date:  January 29, 1999                By: /s/ James P. Fagan
                                           --------------------------
                                           James P. Fagan, President and Chief
                                           Executive Officer


Date:  January 29, 1999                By: /s/ Michael M. Grujicich
                                           --------------------------
                                           Michael M. Grujicich, Chief
                                           Financial and Accounting Officer

RICH COAST, INC.
(Formerly Rich Coast Resources Ltd.)
CONSOLIDATED FINANCIAL STATEMENTS
(U.S. DOLLARS)
APRIL 30, 1998 AND 1997



               INDEX
               -----
               PAGE
               ----
               REPORT OF INDEPENDENT CHARTERED ACCOUNTANTS              24

               CONSOLIDATED FINANCIAL STATEMENTS

               Consolidated Balance Sheets                              25

               Consolidated Statements of Operations                    26

               Consolidated Statements of Stockholders' Equity          27

               Consolidated Statements of Cash Flows                    28

               Notes to Consolidated Financial Statements            29-39

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

We conducted our audits in accordance with generally accepted auditing standards in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, these consolidated financial statements present fairly, in all material respects, the consolidated financial position of the Company as at April 30, 1998 and 1997 and the consolidated results of its operations and cash flows for each of the three years in the period ended April 30, 1998 in conformity with generally accepted accounting principles in the United States.



"Smythe Ratcliffe"

Chartered Accountants

Vancouver, Canada
July 27, 1998, except for notes 2(k), (l) and 9, which are as of January 19, 1999.

RICH COAST, INC.
(FORMERLY RICH COAST RESOURCES LTD.)
CONSOLIDATED BALANCE SHEETS
APRIL 30
(U.S. DOLLARS)

===========================================================================================================
                                                                                   1998            1997
-----------------------------------------------------------------------------------------------------------
ASSETS (note 7)
  Cash                                                                             $53,043          $12,919
  Accounts receivable                                                              460,558          288,265
  Insurance claim receivable (note 3)                                              435,290                0
  Share subscription receivable (note 8(d))                                         25,000                0
  Inventory                                                                        108,265          135,673
  Prepaid expenses                                                                       0            4,436
-----------------------------------------------------------------------------------------------------------

                                                                                 1,082,156          441,293
DISTILLATION UNIT (note 5)                                                       2,024,706        2,024,706
PROPERTY AND EQUIPMENT, at cost (net) (notes 4 and 7)                            2,990,373        3,210,485
PATENT AND TECHNOLOGY, net                                                          25,681           30,525
DEFERRED FINANCE CHARGES AND DEPOSITS                                              120,732           82,775
-----------------------------------------------------------------------------------------------------------

                                                                                $6,243,648       $5,789,784
===========================================================================================================

LIABILITIES

CURRENT
  Accounts payable and accrued liabilities (note 6)                               $838,966         $739,128
  Accrued oil and waste treatment costs                                            450,444          303,973
  Due to shareholder (note 10)                                                           0          100,000
  Current portion of long-term debt (note 7)                                       595,309           78,673
  Current portion of obligation under capital lease                                      0            5,521
-----------------------------------------------------------------------------------------------------------

                                                                                 1,884,719        1,227,295
LONG-TERM DEBT (note 7)                                                          2,016,510        2,108,996
OBLIGATION UNDER CAPITAL LEASE                                                           0            7,815
-----------------------------------------------------------------------------------------------------------

                                                                                 3,901,229        3,344,106
-----------------------------------------------------------------------------------------------------------

STOCKHOLDERS' EQUITY (note 8):
  Common stock, $0.001 par value;
  100,000,000 shares authorized, 18,875,771 (4,718,942 post
  reverse split) and 16,155,913 (4,038,978 post reverse split) (note
  12b) shares issued and outstanding at April 30, 1998 and 1997, respectively       18,901           16,156
  Additional paid-in capital                                                    25,061,215       23,793,298
  Accumulated deficit (note 1)                                                 (22,737,697)     (21,363,776)
-----------------------------------------------------------------------------------------------------------

                                                                                 2,342,419        2,445,678
-----------------------------------------------------------------------------------------------------------

                                                                                $6,243,648       $5,789,784
===========================================================================================================


See notes to consolidated financial statements.

RICH COAST, INC.
(FORMERLY RICH COAST RESOURCES LTD.)
CONSOLIDATED STATEMENTS OF OPERATIONS
YEARS ENDED APRIL 30
(U.S. DOLLARS)

=========================================================================================================
                                                               1998               1997               1996
SALES                                                          $2,547,083          $1,897,155        $1,741,352
COST OF SALES (exclusive of depreciation
  shown separately below)                                       1,080,557             967,062           550,035
---------------------------------------------------------------------------------------------------------------
GROSS PROFIT                                                    1,466,526             930,093         1,191,317
---------------------------------------------------------------------------------------------------------------
EXPENSES
  Salaries and wages                                              982,918             713,605           565,670
  Compensation for past services                                        0                   0           351,935
Forgiveness of past service
    compensation liability                                              0            (351,935)                0
  Consulting and management fees                                  152,223             816,953            53,198
  Shareholder relations                                           149,406              41,630            98,030
  Audit, accounting and legal                                     130,626             213,911           129,108
  Travel                                                          125,030              79,939            80,343
  Utilities                                                       121,168             129,463            88,400
  Insurance                                                       103,805              83,364            65,079
  Property taxes                                                   85,760              72,612            61,017
  Equipment and storage leases                                     83,820             111,437            90,661
  Repairs and maintenance                                          62,603              40,983           129,036
  Office and general                                               59,122              31,857            95,577
  Telephone and facsimile                                          40,693              29,489            72,487
  Listing, transfer agent and filing fees                          24,573              27,176            40,505
  Factoring costs                                                  24,304              19,634            68,644
  Bad debts                                                         8,375              11,984            47,704
  Rent and secretarial                                              7,353               4,300            46,578
  Advertising                                                       5,853              12,356            10,139
  Financing                                                             0              26,772                 0
  Depreciation                                                    256,398             359,168           387,982
---------------------------------------------------------------------------------------------------------------

                                                                2,424,030           2,474,698         2,482,093
---------------------------------------------------------------------------------------------------------------

LOSS BEFORE OTHER ITEMS                                           957,504           1,544,605         1,290,776
OTHER ITEMS
  Insurance proceeds in excess of current expenditures (note 3)  (103,503)                  0                 0
  Interest expense                                                303,648             213,912            56,246
  Interest - beneficial conversion feature (note 2(l))            198,626                   0                 0
  Loss on equipment disposal                                            0             147,752             2,478
  Amortization of deferred financing costs                         17,646              22,060                 0
  Gain from oil and gas operations (note 2)                             0                   0            (2,449)
  Resource properties disposal loss (note 2)                            0                   0            73,868
---------------------------------------------------------------------------------------------------------------
NET LOSS FOR YEAR                                              $1,373,921          $1,928,329        $1,420,919
===============================================================================================================
NET LOSS PER SHARE                                                  $0.08               $0.13             $0.14
===============================================================================================================

POST REVERSE SPLIT NET LOSS PER SHARE (NOTE 12B)                    $0.32               $0.52             $0.56
===============================================================================================================

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING                  17,272,153          15,035,155         9,843,419

POST REVERSE SPLIT (NOTE 12B)                                   4,318,038           3,758,788         2,460,854
===============================================================================================================

See notes to consolidated financial statements.                               26

RICH COAST, INC.
(FORMERLY RICH COAST RESOURCES LTD.)
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
YEARS ENDED APRIL 30
(U.S. DOLLARS)

======================================================================================================================
                           COMMON       POST REVERSE      COMMON      ADDITIONAL      ACCUMULATED          TOTAL
                           SHARES          SPLIT          SHARES       PAID-IN          DEFICIT        STOCKHOLDERS'
                           NUMBER       (NOTE 12B)        AMOUNT       CAPITAL          (NOTE 1)      EQUITY (DEFICIT)
----------------------------------------------------------------------------------------------------------------------
Balance April 30, 1995    7,749,422        1,937,355       $7,749     $18,529,829     $(15,519,727)        $ 3,017,851
Issuance of common
  stock (note 8)          5,574,671        1,393,668        5,575       4,144,921                0           4,150,496
Share issue costs                 0                0            0        (451,823)               0            (451,823)
Adjustment to assets on
  Acquisition of
  Partnership                     0                0            0               0       (2,494,801)         (2,494,801)
Net Loss                          0                0            0               0       (1,420,919)         (1,420,919)
----------------------------------------------------------------------------------------------------------------------

Balance, April 30, 1996  13,324,093        3,331,023       13,324      22,222,927      (19,435,447)          2,800,804
Issuance of common
  Stock (note 8)          2,831,820          707,955        2,832       1,585,239                0           1,588,071
Financing cost                    0                0            0         (14,868)               0             (14,868)
Net Loss                          0                0            0               0       (1,928,329)         (1,928,329)
----------------------------------------------------------------------------------------------------------------------

Balance, April 30, 1997  16,155,913        4,038,978       16,156      23,793,298      (21,363,776)          2,445,678
Issuance of common
  Stock (note 8)          2,719,858          679,964        2,745         804,526                0             807,271
Interest  beneficial
  Conversion (note 2(l))          0                0            0         463,391                0             463,391
Net Loss                          0                0            0               0       (1,373,921)         (1,373,921)
----------------------------------------------------------------------------------------------------------------------
Balance, April 30, 1998  18,875,771        4,718,942      $18,901     $25,061,215     $(22,737,697)         $2,342,419
======================================================================================================================

RICH COAST, INC.
(FORMERLY RICH COAST RESOURCES LTD.)
CONSOLIDATED STATEMENTS OF CASH FLOWS
YEARS ENDED APRIL 30
(U.S. DOLLARS)

================================================================================================================
                                                             1998               1997               1996
---------------------------------------------------------------------------------------------------------------
OPERATING ACTIVITIES
Net loss for year                                            $(1,373,921)       $(1,928,329)         $(1,420,919)
Adjustments to reconcile net loss to net cash
Used by operating activities
   Interest - beneficial conversion feature                      198,626                  0                    0
   Depreciation and amortization                                 274,045            381,228              387,982
   Resource properties disposal loss                                   0                  0               73,902
   Loss on equipment disposal                                          0            147,752                    0
Changes in operating assets and liabilities
    Accounts receivable                                         (172,293)           138,700             (281,430)
    Insurance claim receivable                                  (435,290)                 0                    0
    Subscriptions receivable                                     (25,000)                 0
    Inventory                                                     27,408           (135,673)                   0
    Prepaid expenses                                               4,436             37,250              (40,049)
    Accounts payable and accrued liabilities                      99,839           (125,241)             (54,372)
    Accrued oil and waste treatment costs                        146,470            201,867              102,106
    Past services compensation payable                                 0           (351,935)             351,935
----------------------------------------------------------------------------------------------------------------
NET CASH USED IN OPERATING ACTIVITIES                         (1,255,680)        (1,634,381)            (880,845)
----------------------------------------------------------------------------------------------------------------
INVESTING ACTIVITIES
  Purchase of property and equipment                            (163,230)          (123,054)          (2,160,338)
  Investment in and expenditures on mineral                            0                  0               (2,480)
  Distillation unit costs incurred                                     0                  0              (16,156)
  Fire insurance proceeds re fixed assets                        131,714                  0                    0
  Proceeds on sale of oil and gas properties                           0                  0                4,933
  Proceeds on sale of equipment                                        0              2,000                7,253
----------------------------------------------------------------------------------------------------------------
NET CASH USED IN INVESTING ACTIVITIES                            (31,516)          (121,054)          (2,166,788)
----------------------------------------------------------------------------------------------------------------
FINANCING ACTIVITIES
  Issue of common stock                                          807,271          1,573,221            1,315,251
  Land contract repayments                                        (8,085)           (33,776)                   0
  Shareholders' loans                                           (100,000)            (4,763)                   0
  Obligation under capital lease                                 (13,336)            (1,181)              (4,245)
  Notes payable                                                  697,000                  0            2,000,000
  Finders' fees and share issue costs                                  0                  0             (248,100)
  Deferred finance charges and other                             (55,530)           203,303                    0
----------------------------------------------------------------------------------------------------------------
NET CASH PROVIDED BY FINANCING ACTIVITIES                      1,327,320          1,736,804            3,062,906
----------------------------------------------------------------------------------------------------------------
INCREASE (DECREASE) IN CASH                                       40,124            (18,631)              15,273
CASH, BEGINNING OF YEAR                                           12,919             31,550               16,277
----------------------------------------------------------------------------------------------------------------
CASH, END OF YEAR                                                $53,043            $12,919              $31,550
================================================================================================================
Supplemental information
  Issue of common stock
    For settlement of debt                                      $100,230           $531,061             $104,487
    For partnership interest                                          $0                 $0           $2,484,724
    For services                                                $280,410           $608,548             $246,034
    For finder's fee                                                  $0            $14,850                   $0
  Interest paid                                                 $218,986           $211,808              $41,684
  Income taxes paid                                                   $0                 $0                   $0
================================================================================================================

See notes to consolidated financial statements.                               28

RICH COAST, INC.
(FORMERLY RICH COAST RESOURCES LTD.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED APRIL 30, 1998 AND 1997
(U.S. DOLLARS)

--------------------------------------------------------------------------------
1.      ORGANIZATION AND BASIS OF PRESENTATION



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

        This reorganization of the companies has resulted in Waste Reduction Systems becoming 100% owned by RCRI. The reorganization has been accounted for as a combination of entities under common control which is a method similar to a pooling of interests. The accounts of the entities acquired are combined in the accompanying financial statements using historical data since their inception. As a result of the merger the Company owns 100% of the former partnership, consequently all the assets, liabilities and income and expense of that entity are included in the consolidated financial statements with effect from the commencement of business of Waste Reduction Systems in August 1992. The accumulated losses of that business approximates $8,153,030 to April 30, 1997. Prior to acquiring the waste reduction business, the Company was engaged in mineral exploration and had accumulated a deficit of $13,210,746 related thereto which is included in the April 30, 1998 balance of $22,737,697.

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

RICH COAST, INC.
(FORMERLY RICH COAST RESOURCES LTD.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED APRIL 30, 1998 AND 1997
(U.S. DOLLARS)

--------------------------------------------------------------------------------

2.     SIGNIFICANT ACCOUNTING POLICIES (Continued)

       (c) Distillation unit, property and equipment

           The distillation unit and the property and equipment are recorded at cost. These assets are depreciated over their estimated useful lives as follows:

                    Buildings                                Straight line basis
                    Machinery and equipment       Double declining balance basis
                    Bulk storage tanks               1.5 declining balance basis
                    Furniture and fixtures                Double declining basis
                    Computer                              Double declining basis

           No depreciation has been taken on the distillation unit or the property and equipment and pipeline that have not yet been put into use.

           The Company reviews long term assets such as the distillation unit to determine if the carrying amount is recoverable based on the estimate of future cash flows expected to result from the use of the asset and its eventual disposition. If in this determination there is an apparent shortfall, the loss will be recognized as a current charge to operations.

       (d) Resource properties

           During the 1996 fiscal year the Company disposed of its remaining mineral and oil and gas properties concurrent with the merger referred to in note 1 above.

       (e) Deferred finance charges

           Costs related to long-term financing are being amortized over the terms of the related debt on a straight-line basis, which is not materially different from the effective interest method.

       (f) Currency translation

           Financial statements for reporting periods up to and including the year ended April 30, 1996 were originally presented in Canadian dollars until April 30, 1996, because that was the functional currency of the incorporation jurisdiction of the parent company. Effective May 1, 1996 financial statements are presented in United States dollars as the operations, effective control and management are located in the United States. This change has been given retroactive effect for comparative purposes. Common stock, additional paid-in capital and accumulated deficit of the parent have been restated in United States dollars using historical rates of exchange.

       (g) Net loss per share

           Net loss per share computations are based on the weighted average number of common shares outstanding during the year. The effect of exercising share warrants and options is not reflected as the result would be anti-dilutive.

RICH COAST, INC.
(FORMERLY RICH COAST RESOURCES LTD.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED APRIL 30, 1998 AND 1997
(U.S. DOLLARS)

--------------------------------------------------------------------------------

2.     SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

       (j) Financial instruments

           The carrying value of cash, accounts receivable, accounts payable, insurance claim receivable and accrued liabilities approximate their fair value because of the short maturity of these financial instruments. Advances on factored accounts receivable are recorded as deductions from the related receivable amounts. In the opinion of management, the carrying amounts of these financial instruments approximate their fair value because of the short maturity of these financial instruments. Longterm debt approximates its fair value because interest payments over the term of the debt approximated market rates at inception of the debt.

       (k) Stock based compensation

           The Company applies APB Opinion No. 25 and related interpretations in accounting for its stock option plans and, accordingly, no compensation cost has been recognized because stock options granted under the plans were at exercise prices which were equal to market value at date of grant.

       (l) Long-term debt

           The beneficial conversion features relating to the 10% 18-month promissory notes and the subsequent issue of 8% debentures are accounted for as an interest charge and are amortized over the period from the date of issue through the date the debt is first convertible. This policy conforms to the accounting for these transactions announced by the SEC staff in March 1997.

RICH COAST, INC.
(FORMERLY RICH COAST RESOURCES LTD.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED APRIL 30, 1998 AND 1997
(U.S. DOLLARS)

--------------------------------------------------------------------------------

3.      INSURANCE CLAIM

        In December 1997 the Company incurred damage to its premises at 10200 Ford Road, Dearborn as a result of a fire. The accounts at April 30, 1998 reflect the amounts subsequently received from the insurers and the expenditures incurred for repairs (note 6).

4.      PROPERTY AND EQUIPMENT

        The Company's offices, plant, processing equipment and bulk storage terminal located in Dearborn, Michigan are comprised of the following:

===============================================================================
                                        ESTIMATED
                                       USEFUL LIVES      1998          1997
                                         (YEARS)
-------------------------------------------------------------------------------
Land                                        --          $250,041      $250,041
Buildings                                   39         1,388,117     1,370,903
Machinery and equipment                      7         1,586,789     1,558,465
Bulk storage tanks                          15           636,534       636,534
Pipeline                                    15           296,187       296,187
Furniture, fixtures, computers, etc       5 to 7          51,274        86,309
-------------------------------------------------------------------------------

Total at cost                                          4,208,942     4,198,439
Accumulated depreciation                               1,218,569       987,954
-------------------------------------------------------------------------------

                                                      $2,990,373    $3,210,485
===============================================================================

        The Company's premises at 10200 Ford Road in Dearborn, Michigan are currently listed for sale. The property is occupied under the terms of a land contract (note 7). The premises were occupied and used throughout 1998 fiscal year. Depreciation charges based on historical cost have been recorded.

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

RICH COAST, INC.
(FORMERLY RICH COAST RESOURCES LTD.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED APRIL 30, 1998 AND 1997
(U.S. DOLLARS)

==============================================================================================================
6.      ACCOUNTS PAYABLE AND ACCRUED LIABILITIES
        ======================================================================================================
                                                                                     1998         1997
        ------------------------------------------------------------------------------------------------------
        Trade payables                                                             $516,482     $587,925
        Building repair (fire damage) (note 3)                                      200,187            0
        Accrued salaries and wages                                                   50,325       70,491
        Accrued property taxes                                                       55,296       45,367
        Payroll taxes                                                                11,676       18,679
        Accrued interest                                                              5,000       16,666
        ------------------------------------------------------------------------------------------------------
                                                                                   $838,966     $739,128
        ======================================================================================================
7.      LONG-TERM DEBT
        ======================================================================================================
                                                                                     1998         1997
        ------------------------------------------------------------------------------------------------------
        10% 18 month convertible promissory notes- series 1997, interest payable quarterly. Holders elected at the time of purchase to receive interest in shares of the Company's common stock values at a price per share equal to the average closing bid price as quoted on NASDAQ over the 20
        trading days preceding the close of the calendar quarter. The notes may    $697,000            0
        be converted at the option of the holder at maturity into shares of common stock at a price per share equal to 50% of the quoted NASDAQ bid price at the conversion date. One holder of a $30,000 note has elected to receive cash at maturity

        Unamortized interest charge relating to beneficial conversion feature
        (note 2(l))                                                                (264,765)           0
--------------------------------------------------------------------------------------------------------------
                                                                                    432,235            0
        10% senior secured note, due October 1, 2001 interest payable monthly
        (see below for security)                                                  2,000,000    2,000,000

        Land contract payable in monthly instalments of $4,753 each including principal and interest at 8% unless the Company falls behind in its payments at which time the interest rate increases to 12% and monthly instalments increase to $5,384 until the payments are back to schedule
        (the Company's arrears payments were corrected by a payment of $84,371 on June 1, 1998). After the land contract is paid in full, the Company may lease the property for a 7-year term, which will cause the land to be titled to the Company for $1.00, either after satisfactory clean up
        by others or 91 years.                                                      179,584      187,669
--------------------------------------------------------------------------------------------------------------
                                                                                  2,611,819    2,187,669

        Less:  Current portion                                                      595,309       78,673
--------------------------------------------------------------------------------------------------------------
                                                                                 $2,016,510   $2,108,996
==============================================================================================================

RICH COAST, INC.
(FORMERLY RICH COAST RESOURCES LTD.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED APRIL 30, 1998 AND 1997

--------------------------------------------------------------------------------

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


        At the time the loan arrangements were made, the note holder was issued warrants to purchase 3,600,000 shares of the Company (note 9).

        The land contract payable relates to premises occupied at 10200 Ford Road, Dearborn, Michigan which is currently listed for sale.

        The amount of long-term obligations outstanding at April 30, 1998 mature as follows:


================================================================================

1999                                                                    $595,309
2000                                                                     267,858
2001                                                                      13,417
2002                                                                   2,000,000
--------------------------------------------------------------------------------

                                                                      $2,876,584
================================================================================

RICH COAST, INC.
(FORMERLY RICH COAST RESOURCES LTD.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED APRIL 30, 1998 AND 1997
(U.S. DOLLARS)


=================================================================================================================

8.  STOCKHOLDERS' EQUITY

    (a)    Activity of the common stock account for the years 1996, 1997 and
           1998 is as follows:
-----------------------------------------------------------------------------------------------------------------

                                                         NUMBER OF          NUMBER OF                   ADDITIONAL
                                                        SHARES (PRE       SHARES (POST                    PAID-IN
                                                       REVERSE SPLIT)    REVERSE SPLIT)       PAR         CAPITAL
                                                         (NOTE 12B)        (NOTE 12B)        VALUE
-----------------------------------------------------------------------------------------------------------------
FISCAL 1996
Shares issued
  For cash - private placements                              1,198,945         299,736      $1,199       $835,445
  For cash - exercise of stock options                         575,150         143,787         575        478,032
  For services                                                 250,000          62,500         250        245,784
  For settlement of loan payable to shareholder                167,376          41,844         168        104,319
  Acquisition of Waste Reduction Systems                     3,383,200         845,800       3,383      2,481,341
-----------------------------------------------------------------------------------------------------------------
                                                             5,574,671       1,393,667      $5,575     $4,144,921
-----------------------------------------------------------------------------------------------------------------

FISCAL 1997
Shares issued
  For financing fees                                            50,000          12,500         $50        $14,800
  For settlement of debt                                     1,104,470         276,117       1,104        529,957
  For cash  - private placements                               475,000         118,750         475        354,000
  For cash  - exercise of stock options                         81,750          20,437          82         79,055
  For services                                               1,120,600         280,150       1,121        607,427
-----------------------------------------------------------------------------------------------------------------
                                                             2,831,820         707,954      $2,832     $1,585,239
-----------------------------------------------------------------------------------------------------------------

FISCAL 1998
Shares issued
  For services and compensation                                921,892         230,473         922        385,893
  For cash - private placements                                430,000         107,500         430        107,070
  For cash - exercise of stock options                         355,000          88,750         355         78,245
  For cash - exercise of warrants                              280,000          70,000         280         69,720
For settlement of loan payable to a
    Shareholder                                                521,198         130,299         521         99,709
-----------------------------------------------------------------------------------------------------------------
  For interest                                                 211,768          52,942         237         63,889
-----------------------------------------------------------------------------------------------------------------
                                                             2,719,858         679,964      $2,745       $804,526
=================================================================================================================

    (b) Subsequent to April 30, 1998 the Company issued 132,500 shares (pre reverse split) (33,025 post reverse split) (note 12(b)) and 1,875 shares post reverse split under the terms of the 1996 Employee Stock Option and Stock Bonus Plan (note 9) for total cash of $35,000. Additionally, options were exercised under the terms of the 1995 Incentive Compensation Plan and the 1997 Stock Option and Stock Bonus Plan for 498,500 shares (pre reverse split) (124,625 post reverse split) (note 12b) for cash proceeds of $104,430.

    (c) 8,099 shares (post reverse split) were issued for interest of $16,927 on notes payable for the quarter ended June 30, 1998.

    (d)  The share subscription receivable has been paid.

RICH COAST, INC.
(FORMERLY RICH COAST RESOURCES LTD.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED APRIL 30, 1998 AND 1997
(U.S. DOLLARS)

================================================================================

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

        The following table summarizes the Company's stock option activity for the years ended April 30, 1998 and 1997:

                                               1998                                 1997
--------------------------------------------------------------------------------------------------------
                                                        Weighted                             Weighted
                                                        Average                               Average
                                        Shares        Exercise Price          Shares      Exercise Price
--------------------------------------------------------------------------------------------------------
Outstanding, Beginning of Year         2,015,000               $1.00            2,005,000       $1.00
Granted                                4,292,913               $0.83              220,000       $1.00
Exercised                                (40,000)              $0.72                    0       $0.00
Expired                                        0               $0.00             (210,000)      $1.00
--------------------------------------------------------------------------------------------------------
Outstanding, End of Year               6,267,913                                2,015,000
--------------------------------------------------------------------------------------------------------

The following table summarizes information about the Company's stock options outstanding:

                                                   Weighted
                                                   Average      Weighted                   Weighted
                                                  Remaining      Average                    Average
                                    Number       Contractual    Exercise       Number      Exercise
                   Range of       Outstanding       Life         Price      Exercisable      Price
               Exercise Prices
-------------------------------------------------------------------------------------------------------
April 30, 199      $0.72 - $2.00     6,267,913         $3.50      $0.88         6,097,913      $0.85
April 30, 199      $1.00 - $2.00     2,015,000         $3.70      $1.00         1,720,000      $1.00

-------------------------------------------------------------------------------------------------------

RICH COAST, INC.
(FORMERLY RICH COAST RESOURCES LTD.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED APRIL 30, 1998 AND 1997
(U.S. DOLLARS)

================================================================================

9.   STOCK OPTIONS AND WARRANTS (Continued)

     The Company applies APB Opinion No. 25 and related interpretations in accounting for its stock option plans and, accordingly, no compensation cost has been recognized because stock options granted under the plans were at exercise prices which were equal to market value at date of grant. Had compensation expense been determined as provided in SFAS 123 using the Black-Sholes option-pricing model, the pro-forma effect on the Company's net income (loss) and per share amounts would have been:

                                                    1998           1997
--------------------------------------------------------------------------
Net income (loss), as reported                  $(1,373,921)   $(1,928,329)
Net income (loss), pro-forma                     (4,339,709)    (2,129,279)
Net income (loss) per share, as reported        $     (0.08)    $    (0.13)
Net income (loss) per share, as reported
  - post reverse split                          $     (0.32)    $    (0.52)
Net income (loss) per share, pro-forma          $     (0.25)    $    (0.14)
Net income (loss) per share, pro-forma
  - post reverse split                          $     (1.00)    $    (0.57)
--------------------------------------------------------------------------

     The fair value of each option grant is calculated using the following weighted average assumptions:

                                                    1998           1997
--------------------------------------------------------------------------
Expected life (years)                                     3              3
Interest rate                                         6.28%          5.99%
Volatility                                          101.14%        117.82%
Dividend yield                                        0.00%          0.00%

--------------------------------------------------------------------------

Note: For fiscal 1998 add $3,164,414 in expenses for pro-forma net income and per share amounts. For fiscal 1997 add $200,950.

                                   1997      (POST               1996      (POST               1995      (POST
                                   PLAN      REVERSE SPLIT)      PLAN      REVERSE SPLIT)      PLAN      REVERSE SPLIT)
-----------------------------------------------------------------------------------------------------------------------
                                            (note 12(b))                  (note 12(b))                 (note 12(b))
Bonus Shares
Fiscal 1996
  Issued                                                                                     250,000           62,500
Fiscal 1997
  Issued                                                       410,000          102,500
Fiscal 1998
  Issued                           50,000           12,500
---------------------------------------------------------------------------------------------------------------------

---------------------------------------------------------------------------------------------------------------------
                                   50,000           12,500     410,000          102,500     250,000           62,500
---------------------------------------------------------------------------------------------------------------------

Options - Other
Fiscal 1998
  Issued                          (40,000)         (10,000)
  Exercise price to
   September 8, 2007               $ 0.18           $ 0.72
---------------------------------------------------------------------------------------------------------------------

RICH COAST, INC.
(FORMERLY RICH COAST RESOURCES LTD.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED APRIL 30, 1998 AND 1997
(U.S. DOLLARS)

================================================================================

9.      STOCK OPTIONS AND WARRANTS (Continued)

        Warrants

        At April 30, 1998 there were 5,394,643 (1,348,660 Post Reverse Split) (Note 12b) share purchase warrants outstanding.

                                                EXERCISE                                 NUMBER OF
EXPIRY DATE                                      PRICE                                   WARRANTS
------------------------------------------------------------------------------------------------------------------
                                           Pre              Post                 Pre                 Post
                                         Reverse           Reverse              Reverse             Reverse
                                          Split             Split                Split               Split
September 8, 1998                         $0.25              1.00                200,000              50,000
June 15, 2001                             $0.25              1.00                150,000              37,500
November 5, 2001                          $0.25              1.00                180,000              45,000
January 13, 2002                          $0.25              1.00                420,000             105,000
July 30, 2002                             $0.20              0.80                844,643             211,160
June 10, 2006                             $0.30              1.20              3,600,000             900,000
------------------------------------------------------------------------------------------------------------------
                                                                               5,394,643           1,348,660
==================================================================================================================

10.     RELATED PARTY TRANSACTIONS

        (a) Management fees of $30,000 were paid to directors or companies controlled by directors for the year ended April 30, 1998 (1997 - $30,000; 1996 - $30,000)

        (b) Shareholder advance of $100,000 to the Company for working capital purposes in 1997 fiscal year was settled by the issuance of 521,198 shares in 1998 fiscal year, which included an interest component of $4,240.00. The shares were issued at a discount to market of 20%.

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

--------------------------------------------------------------------------------

12.       SUBSEQUENT EVENTS (Continued)

          (c) Share issuances after April 30, 1998 are set out in notes 8(b) and (c).

          (d) The Company reincorporated in the State of Nevada effective July 14, 1998.

13.       LITIGATION

          In December 1997 a complaint was filed against the Company relating to alleged payments of $225,000 due by the Company under a Terminaling Agreement of May 18, 1995. The outcome of the dispute is not determinable at this time, however, management is of the opinion the matter will be settled prior to trial. No provision for loss has been recorded in the accounts.