Form 10QSB/A
period 1998-07-31
RICH COAST INC
filed 1999-02-02
CIK 814186

               UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549
                             FORM 10-QSB/A  No. 1

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
          For the quarterly period ended July 31, 1998
          OR
( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
          For the transition period from _________ to ___________.

COMMISSION FILE NUMBER:  0-15859
                         -------


                                RICH COAST INC.
                                ---------------
       (Exact name of small business issuer as specified in its charter)


            Nevada                                    91-1835978
----------------------------------------        -------------------
(State or other jurisdiction of                 (I.R.S. Employer
incorporation or organization)                  Identification No.)


                     10200 Ford Road, Dearborn,  MI  48126
                     -------------------------------------
                   (Address of principal executive offices)

                                (313) 582-8866
                          ---------------------------
                          (Issuer's telephone number)

(Former name, former address and former fiscal year, if changed since last report)

Check whether the registrant (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.
YES  X    NO
    ---     ---

The number of shares outstanding of the issuer's classes of common equity, as of July 31, 1998 is 4,886,618 shares of Common Stock.

Transitional Small Business Disclosure Format (check one): YES         NO  X
                                                               -----     ----

                        PART I - FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS
          --------------------




RICH COAST, INC.

INTERIM CONSOLIDATED FINANCIAL STATEMENTS
JULY 31, 1998
    (UNAUDITED)

RICH COAST, INC.
CONSOLIDATED BALANCE SHEETS
(UNAUDITED)
(UNITED STATES DOLLARS)


------------------------------------------------------------------------------------------------------------------
                                                                               JULY 31,                APRIL 30,
                                                                                 1998                    1998
------------------------------------------------------------------------------------------------------------------
Assets

Current
     Cash                                                                  $    798,473               $     53,043
     Accounts Receivable                                                        583,923                    460,558
     Insurance claim receivable                                                       0                    435,290
     Subscriptions receivable                                                         0                     25,000
     Inventory                                                                   93,736                    108,265
------------------------------------------------------------------------------------------------------------------
                                                                              1,476,132                  1,082,156
     DISTILLATION UNIT                                                        2,024,706                  2,024,706
     CAPITAL ASSETS                                                           3,193,913                  2,990,373
     DEFERRED FINANCE CHARGES AND OTHER ASSETS                                  353,981                    146,413
------------------------------------------------------------------------------------------------------------------
                                                                           $  7,048,732               $  6,243,648
------------------------------------------------------------------------------------------------------------------


LIABILITIES

Current
     Accounts payable and accrued liabilities                              $    586,041               $    838,966
     Accrued oil and waste treatment costs                                      430,135                    450,444
     Current portion of long-term debt                                          645,486                    595,309
------------------------------------------------------------------------------------------------------------------

                                                                              1,661,662                  1,884,719

LONG-TERM DEBT                                                                3,472,933                  2,016,510
------------------------------------------------------------------------------------------------------------------
                                                                              5,134,595                  3,901,229
------------------------------------------------------------------------------------------------------------------

SHAREHOLDERS' EQUITY

Common stock, $0.001 par value; 100,000,000 shares authorized,
 4,884,791 and 4,718,942 (post reverse split) shares issued and
 outstanding at July 31, 1998 and April 30, 1998, respectively                   19,632                     18,901


Additional paid-in capital                                                   25,714,964                 25,061,215
Accumulated deficit                                                         (23,820,459)               (22,737,697)
------------------------------------------------------------------------------------------------------------------
                                                                              1,914,137                  2,342,419
------------------------------------------------------------------------------------------------------------------

                                                                           $  7,048,732               $  6,243,648
------------------------------------------------------------------------------------------------------------------

See notes to consolidated financial statements.

RICH COAST, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)
(UNITED STATES DOLLARS)

-----------------------------------------------------------------------------------------------
                                                                      THREE MONTHS
                                                                     ENDED JULY 31,
                                                               1998                1997
-----------------------------------------------------------------------------------------------
SALES                                                        $   605,491             $  561,786
COST OF SALES (exclusive of depreciation)                        312,580                260,133
-----------------------------------------------------------------------------------------------
GROSS PROFIT                                                     292,911                301,653
-----------------------------------------------------------------------------------------------
EXPENSES
     Interest  beneficial conversion feature                     577,654                      0
     Salaries and wages                                          237,015                240,723
     Consulting and financing fees                               143,970                123,961
     Interest                                                    104,692                 78,887
     Property taxes                                               41,963                 17,308
     Travel                                                       52,218                 21,282
     Audit, accounting and legal                                  50,694                 23,053
     Office and general                                           32,013                 18,460
     Insurance                                                    30,628                 32,621
     Utilities                                                    18,643                 29,783
     Telephone and facsimile                                       9,748                  7,890
     Repairs and maintenance                                       4,765                 19,644
     Shareholder relations                                         2,692                  2,006
     Rent and secretarial                                              0                  7,353
     Bad debts                                                         0                  1,210
     Depreciation                                                 68,978                 66,164
-----------------------------------------------------------------------------------------------
                                                               1,375,673                690,345
-----------------------------------------------------------------------------------------------

LOSS FOR PERIOD                                              $(1,082,762)            $ (388,692)
-----------------------------------------------------------------------------------------------

LOSS PER SHARE                                                    $(0.23)                $(0.09)
-----------------------------------------------------------------------------------------------

WEIGHTED AVERAGE NUMBER OF
    SHARES OUTSTANDING (POST-REVERSE SPLIT) (NOTE 2(C))        4,749,788              4,055,755
-----------------------------------------------------------------------------------------------

See notes to consolidated financial statements.

RICH COAST, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
(UNITED STATES DOLLARS)


 -----------------------------------------------------------------------------------------------
                                                                      THREE MONTHS
                                                                     ENDED JULY 31,
                                                               1998                 1997
-----------------------------------------------------------------------------------------------
NET CASH USED IN OPERATING ACTIVITY                            $ (340,985)            $(236,243)
-----------------------------------------------------------------------------------------------

INVESTING ACTIVITIES
     Capital asset additions                                     (272,518)              (47,082)
-----------------------------------------------------------------------------------------------

FINANCING ACTIVITIES
     Issue of capital stock for cash                              137,555                     0
     Proceeds from convertible debenture                        1,500,000               450,000
     Repayment of capital lease                                         0               (13,336)
     Repayment of long-term debt                                  (71,054)              (10,578)
     Deferred finance charge                                     (207,568)              (45,000)
-----------------------------------------------------------------------------------------------

                                                                1,358,933               381,086
-----------------------------------------------------------------------------------------------

INCREASE (DECREASE) IN CASH                                       745,430                97,761
CASH, BEGINNING OF PERIOD                                          53,043                12,919
-----------------------------------------------------------------------------------------------

CASH, END OF PERIOD                                            $  798,473             $ 110,680
-----------------------------------------------------------------------------------------------

SUPPLEMENTAL INFORMATION
     Issue of common stock for services                        $        0             $ 113,550
     Interest paid                                                 87,767                53,887
     Income taxes paid                                                  0                     0
-----------------------------------------------------------------------------------------------

See notes to consolidated financial statements.

RICH COAST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JULY 31, 1998 AND APRIL 30, 1998
(UNAUDITED)
(UNITED STATES DOLLARS)

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

    In the opinion of the Company's management, these financial statements reflect all adjustments necessary to present fairly the Company's consolidated financial position at July 31, 1998 and 1997 and the consolidated results of operations and the consolidated statement of cash flows for the three months then ended. The results of operations for the three months ended July 31, 1998 are not necessarily indicative of the results to be expected for the entire fiscal year.

2.  CAPITAL STOCK

    (a) Authorized  100,000,000 common shares of $0.001 par value

    (b) Issued during the period:


------------------------------------------------------------------------------------------
                                                                       Price Per
                                                    NUMBER OF SHARES   SHARE ($)    AMOUNT
------------------------------------------------------------------------------------------
                                                (post-reverse split)
QUARTER JULY 31, 1997
Shares issued
For services                                                 38,550       $1.00   $ 38,550

                                                             37,500       $2.00     75,000

  Forbearance of interest                                    25,000       $1.00     25,000
------------------------------------------------------------------------------------------

                                                            101,050               $138,550
------------------------------------------------------------------------------------------


QUARTER JULY 31, 1998
Shares issued
  For cash  options                                         157,750       $0.87   $137,555
  Interest on notes                                           8,098       $2.09     16,925
------------------------------------------------------------------------------------------

                                                            165,848               $154,480
------------------------------------------------------------------------------------------

RICH COAST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JULY 31, 1998 AND APRIL 30, 1998
(UNAUDITED)
(UNITED STATES DOLLARS)

     (c) Effective June 19, 1998 there was a one for four reverse split of the authorized common stock.

3.   LOSS PER SHARE

     Net loss per share computations are based on the weighted average number of shares outstanding during the period after giving retroactive effect to the June 19, 1998 one for four reverse split of the authorized and issued common stock.

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          --------------------------------------------------
          CONDITION AND RESULTS OF OPERATIONS
          -----------------------------------

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

Results of Operations
---------------------

Relocation and consolidation of operations also include expansion of capability by installation of a 250 gallon per minute primary wastewater treatment system (the air sparged hydrocyclone system, or "ASH") which provides a unique new method for separation of liquid waste streams and pumpable waste streams containing a mixture of liquids and solids. The Company also entered into an exclusive agreement with ZPM, Inc. whereby ZPM and the Company will share expenses and profits equally from business teams assigned to pursue specific high potential applications for the ASH process in the paper and pulp industry, meat processing industry, and landfill/leachate treatment and disposal. The agreement provides that the Company and ZPM will establish these joint application development teams by each assigning two members to create four member teams. The teams will be responsible for coordinating development efforts of Rich Coast and ZPM including but not limited to: (1) market research;
(2) identification and development of the parameters of particular applications;
(3) preparation of proposals to customers; (4) development of sales terms and conditions; and (5) oversight of testing criteria and compliance of each application.

Contracts for expansion and improvement of oil processing and pit sludge operations were awarded by the Company in late July amounting to $358,430. Utilization of these new facilities is planned by fiscal year end and will allow sale of the Company's Ford Road site without any interruption of business plus will greatly increase capacity and efficiency. Net sale proceeds from the sale of the Ford Road site will be used for working capital requirements to pursue off-site and operating contracts for additional ASH installations.

Changes in Financial Condition
------------------------------

First quarter revenues of $605,491 exceeded the previous quarter by 14.4% and
the first quarter of last fiscal year by 7.7%.   A first quarter net loss of
$1,082,762 was incurred, amounting to $0.23 per share. Of this amount, $577,654 of the loss was attributable to a one-time charge for interest on the beneficial conversion feature for the Company's outstanding convertible securities. The Company's performance continues to reflect a slow recovery of the business and momentum it lost due to the fire which shut down the Ford Road operations during the last fiscal year. Losses are expected to continue through the current fiscal year's second quarter even though revenues will increase. By the end of fiscal 1999 the Company expects to attain monthly break-even status.

Rich Coast is currently competing for several very significant long-term contracts and if even one of the larger contracts were awarded to Rich Coast, anticipated break-even in the third fiscal quarter would come sooner. These potential new waste streams consist of oily water and phenol waters, both of which are ideal to process through the Company's recently installed ASH system. Until new waste stream business is received for ASH processing, the unit will be used to process waste liquids now in inventory prior to processing through Rich Coast's biological treatment systems. With pre-treatment of the inventory using the ASH system, daily capacity has been increased from 50,000 gallons per day to well over 250,000 gallons and inventory space is being opened up for anticipated new business.

Rich Coast currently has three long term debt obligations including the installment land contract on the Ford Road building. A principal balance of approximately $120,000 exists on the Ford Road facility. The Company has received an offer for the facility that will result in net proceeds to the Company of $250,000. However, the closing for the sale of that property is contingent on the purchaser obtaining a federal loan guarantee and completion of an environmental risk assessment. The closing on the sale of this facility is tentatively set for January 20, 1999.

The second long term obligation is a $2,000,000 Senior Secured Note due January 10, 2001 which was used to purchase the Company's 17 acre Wyoming Terminal Facility. Interest only payments are being made through 1999 with full loan amortization to occur in the calendar year 2000. This obligation is secured by the Wyoming Terminal Facility.

The third long term obligation is in the form of an aggregate of $1,500,000 8% Convertible Debentures, convertible over five years at the option of the holder into shares of Common Stock of Rich Coast. These Convertible Debentures are secured by a second position on the Company's assets, including the Wyoming Terminal Facility.

FORWARD-LOOKING STATEMENTS
--------------------------

The following cautionary statements are made pursuant to the Private Securities Litigation Reform Act of 1995 in order for Rich Coast to avail itself of the "safe harbor" provisions of that Act. Discussions and information in this document which are not historical facts should be considered forward-looking statements. With regard to forward-looking statements, including those regarding the potential revenues from the commercialization of the ASH treatment system, the continuing increase in revenues, and the business prospects or any other aspect of Rich Coast, be advised that actual results and business performance may differ materially from that projected or estimated in such forward-looking statements. Rich Coast has attempted to identify in this document certain of the factors that it currently believes may cause actual future experience and results to differ from its current expectations. In addition to the risks cited above specific to the ASH treatment system, differences may be caused by a variety of factors, including but not limited to, adverse economic conditions, entry of new and stronger competitors, inadequate capital and the inability to obtain funding from third parties, the rejection of the Company's insurance claim relating to the fire, unexpected costs, and failure to capitalize upon access to new clientele.

                          PART II - OTHER INFORMATION

ITEM 2.   CHANGES IN SECURITIES AND USE OF PROCEEDS
          -----------------------------------------

(a) Effective for shareholders of record on June 19, 1998 the Company effected a one-for-four reverse split of the Company's Common Stock.

(c) On July 1, 1998 the Company issued an aggregate of 8,098 shares as accrued interest for the calendar quarter ended June, 1998, on the Company's outstanding 10% 18-Month Convertible Promissory Notes. The shares were issued in reliance on Section 4(2) of the Securities Act and Rule 506 promulgated thereunder since the shares were issued in connection with the private placement of the 10% Notes relying on the same exemption and the investment decision to take shares in lieu of cash payments was made at the time the 10% Notes were purchased.


ITEM 5.   OTHER INFORMATION
          -----------------

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


ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K
          --------------------------------

(a) Exhibit 3(i) - Articles of Incorporation. (1)

    Exhibit 3(ii) - Bylaws. (1)

    Exhibit 27.1 - Financial Data Schedule.  Filed herewith.
----------
(1) Incorporated by reference from Registration Statement on Form S-3, File No. 333-63289, filed with the SEC on September 11, 1998.


(b) Reports on Form 8-K: During the quarter ended July 31, 1998, the Company filed only one report on Form 8-K. The report was dated June 5, 1998 and reported on Item 5 information.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this amended report to be signed on its behalf by the undersigned thereunto duly authorized.

                                   RICH COAST INC.



Date:  January 27, 1999            by: /s/ James P. Fagan
                                      --------------------------------------
                                       James P. Fagan, President



Date:  January 27, 1999            by: /s/ Michael M. Grujicich
                                      --------------------------------------
                                       Michael M. Grujicich, Chief Financial
                                       and Accounting Officer