Form 10QSB/A
period 1998-10-31
RICH COAST INC
filed 1999-02-02
CIK 814186

               UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549
                              FORM 10-QSB/A No. 1



(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
          For the quarterly period ended October 31, 1998
          OR
(_) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

          For the transition period from _________ to ___________.


COMMISSION FILE NUMBER:  0-15859
                         -------



                                RICH COAST INC.
    -----------------------------------------------------------------------
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
(UNITED STATES DOLLARS)


==================================================================================================================
                                                                                   OCTOBER 31,         APRIL 30,
                                                                                      1998               1998
------------------------------------------------------------------------------------------------------------------
ASSETS

CURRENT
  Cash                                                                      $          300,782  $           53,043
  Accounts receivable                                                                  606,739             460,558
  Insurance claim receivable                                                                 0             435,290
  Subscriptions receivable                                                                   0              25,000
  Inventory                                                                             37,576             108,265
------------------------------------------------------------------------------------------------------------------

                                                                                       945,097           1,082,156
DISTILLATION UNIT                                                                    2,024,706           2,024,706
CAPITAL ASSETS                                                                       3,597,232           2,990,373
DEFERRED FINANCE CHARGES AND OTHER ASSETS                                              331,042             146,413
------------------------------------------------------------------------------------------------------------------

                                                                            $        6,898,077  $        6,243,648
==================================================================================================================

LIABILITIES

CURRENT
  Accounts payable and accrued liabilities                                  $          832,681  $          838,966
  Accrued oil and waste treatment costs                                                121,792             450,444
  Current portion of long-term debt                                                    645,486             595,309
------------------------------------------------------------------------------------------------------------------

                                                                                     1,599,959           1,884,719
LONG-TERM DEBT                                                                       3,538,309           2,016,510
------------------------------------------------------------------------------------------------------------------

                                                                                     5,138,268           3,901,229
------------------------------------------------------------------------------------------------------------------

SHAREHOLDERS' EQUITY

Common stock, $0.001 par value; 100,000,000 shares                                      19,688              18,901
authorized, 4,921,917 and 4,718,942 (post reverse split)
shares issued and outstanding at October 31, 1998 and April
30, 1998, respectively

Additional paid-in capital                                                          25,747,359          25,061,215
Accumulated deficit                                                                (24,007,238)        (22,737,697)
------------------------------------------------------------------------------------------------------------------

                                                                                     1,759,809           2,342,419
------------------------------------------------------------------------------------------------------------------

                                                                            $        6,898,077  $        6,243,648
==================================================================================================================


See notes to consolidated financial statements.

RICH COAST, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)
(UNITED STATES DOLLARS)


==================================================================================================
                                          THREE MONTHS                   SIX MONTHS
                                        ENDED OCTOBER 31,             ENDED OCTOBER 31,
                                       1998            1997           1998           1997
--------------------------------------------------------------------------------------------------

SALES                                 $     534,537  $      642,912  $    1,140,028  $   1,204,698
COST OF SALES (exclusive of
 depreciation)                              315,341         240,014         627,921        500,147
--------------------------------------------------------------------------------------------------

GROSS PROFIT                                219,196         402,898         512,107        704,551
--------------------------------------------------------------------------------------------------
EXPENSES
  Interest - beneficial conversion           77,654               0         655,307              0
   feature
  Salaries and wages                        234,236         251,749         471,251        492,472
  Interest                                   88,612          60,603         193,304        114,490
  Office and general                         20,957          31,408          55,658         77,865
  Consulting and financing fees              20,258          45,722         164,228        169,683
  Audit, accounting and legal                63,829          20,722         114,523         43,775
  Travel                                     39,319          21,282          91,537         37,373
  Property taxes                             19,137          35,230          61,100         52,538
  Insurance                                  18,035          28,256          48,663         60,877
  Utilities                                  19,026          22,770          37,669         52,553
  Telephone and facsimile                    18,979           7,248          28,727         15,138
  Advertising and shareholder
   relations                                 92,378           1,770          97,147          3,776
  Bad debts                                       0           1,013               0          2,223
  Depreciation                               68,487          65,627         137,465        131,791
--------------------------------------------------------------------------------------------------

                                            780,907         593,400       2,156,579      1,254,554
--------------------------------------------------------------------------------------------------

LOSS BEFORE OTHER ITEMS                    (561,711)       (190,502)     (1,644,472)      (550,003)
--------------------------------------------------------------------------------------------------

OTHER ITEMS
  Gain on fire                               89,343               0          89,343              0
Accrued oil and waste treatment
    cost reversal                           285,588               0         285,588              0
--------------------------------------------------------------------------------------------------

                                            374,931               0         374,931              0
--------------------------------------------------------------------------------------------------

LOSS FOR PERIOD                       $    (186,780) $     (190,502) $   (1,269,541) $    (550,003)
==================================================================================================

LOSS PER SHARE BEFORE
  OTHER ITEMS                         $       (0.11) $        (0.04) $        (0.34) $       (0.13)
GAIN PER SHARE ON OTHER ITEMS                  0.07            0.00            0.07           0.00
--------------------------------------------------------------------------------------------------

LOSS PER SHARE                        $       (0.04) $        (0.04) $        (0.27) $       (0.13)
==================================================================================================

WEIGHTED AVERAGE NUMBER OF SHARES
 OUTSTANDING  (POST-REVERSE SPLIT)        4,891,791       4,147,578       4,792,112      4,089,803
==================================================================================================

See notes to consolidated financial statements.

RICH COAST, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
(UNITED STATES DOLLARS)

=================================================================================================
                                                                    SIX MONTHS
                                                                 ENDED OCTOBER 31,
                                                              1998              1997
-------------------------------------------------------------------------------------------------

NET CASH USED IN OPERATING ACTIVITIES                         $       (396,705)  $       (304,223)
-------------------------------------------------------------------------------------------------

INVESTING ACTIVITIES
  Capital asset additions                                             (744,324)          (124,461)
  Deferred finance charge                                             (184,629)           (38,637)
-------------------------------------------------------------------------------------------------

                                                                      (928,953)          (163,098)
-------------------------------------------------------------------------------------------------

FINANCING ACTIVITIES
  Issue of capital stock for cash                                      156,729                  0
  Proceeds from convertible debenture                                1,500,000            486,967
  Repayment of long-term debt                                          (83,332)           (27,488)
-------------------------------------------------------------------------------------------------

                                                                     1,573,397            459,479
-------------------------------------------------------------------------------------------------

INCREASE (DECREASE) IN CASH                                            247,739             (7,842)
CASH, BEGINNING OF PERIOD                                               53,043             12,919
-------------------------------------------------------------------------------------------------

CASH, END OF PERIOD                                           $        300,782   $          5,077
-------------------------------------------------------------------------------------------------

SUPPLEMENTAL INFORMATION
  Interst paid                                                $        127,695   $        107,437
  Income taxes                                                               0                  0
=================================================================================================

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


2.  CAPITAL STOCK

    (a) Authorized  100,000,000 common shares of $0.001 par value

    (b)  Issued during the period:





=================================================================================================
                                                   NUMBER          PRICE PER
                                                 OF SHARES          SHARE ($)          AMOUNT
-------------------------------------------------------------------------------------------------
                                            (post reverse split)
SIX MONTHS ENDED OCTOBER 31, 1997
Shares issued
  For services                                         103,550             $1.36         $142,910
  Financing fees                                        12,500             $1.00           12,500
  Forbearance of interest                               25,000             $0.01              200
  Settlement of debt                                   130,300             $0.77          $99,709
-------------------------------------------------------------------------------------------------

                                                       271,350                            255,319
=================================================================================================

SIX MONTHS ENDED OCTOBER 31, 1998
Shares issued
  For cash - options                                   167,750             $0.86         $144,755
  Interest on notes                                     33,349             $1.27           42,176
-------------------------------------------------------------------------------------------------

                                                       201,099                           $186,931
=================================================================================================

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

Production operations of Rich Coast's unique new air sparged hydrocyclone ("ASH") system for separation of liquid waste streams and pumpable waste streams containing a mixture of liquids and solids has been underway since early July 1998 with very encouraging results. This production system has also been used to demonstrate waste processing to prospective customers. Demonstrations have been highly successful in separation and recovery of wastes discharged by slaughterhouse operations and by the paper/pulp industry. On-customer-site installations are now planned for both industries with the initial installation now underway at a slaughterhouse in Michigan. Results are expected to be very profitable for both the customer and Rich Coast, but most significant to the future of Rich Coast is that the Company can go worldwide with installations, no longer having to depend on trucking companies and brokers to bring business into the Company's Dearborn facility. This tremendous new business potential plus the Company's recent approval from a Tier I automotive supplier to service thirty Michigan automotive plants should allow Rich Coast to achieve its revenue projections of $375,000 per month, or $4.5 million per year, starting with its fiscal year commencing May 1, 1999. The Company expects to attain the breakeven revenue rate of $270,000 per month by the end of fiscal 1999.

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

Changes in Financial Condition
------------------------------

Rich Coast was advised by NASDAQ on October 19, 1998 that the Company does not meet the minimum net tangible assets requirement which is $2,000,000 and which the Company has previously met in order to maintain its NASDAQ small cap listing. Net tangible assets reported as of October 31, 1998 were $1,428,767. Rich Coast requested and has been granted a hearing on December 18, 1998 to present its plan to return to and stay at a net tangible asset position in excess of $2,000,000. The Company's plan includes a shareholder's meeting scheduled for January 1999 to vote on approval of issuance of preferred shares. Management has been assured that the holders of $1,428,767 in convertible debentures intend to convert to preferred stock, thus improving the Company's net tangible assets by that amount. In addition the Company is currently asking holders of its 10% 18 month convertible notes aggregating $697,000 to convert into common shares which could thus reduce debt by $697,000. The improvements in net tangible assets of $1,500,000 and $697,000 total $2,197,000. When added to October 31 net tangible assets of $1,428,767, net tangible assets will be $3,625,767. Prior to the NASDAQ hearing on December 18, 1998, Rich Coast expects to have a very profitable contract signed with the previously mentioned slaughterhouse company as a result of successful operation of Rich Coast equipment installed at the offsite location during December 1998. Based on trial waste recovery experience, that single installation should offset all of Rich Coast's operational losses and set the stage for installation of eight additional systems at associated slaughterhouse plants.

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



Proposal Number Two:
-------------------

          The affirmative vote of a majority of the shares of Common Stock represented at the meeting was necessary to approve the potential issuance of an aggregate number of shares of the Company's Common Stock exceeding 20% of the shares of Common Stock outstanding on July 8, 1998. The votes were cast as follows:


                            % of                                % of                                  % of
                           shares                              shares                                shares
      FOR                represented        AGAINST          represented       ABSTAIN             represented
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