Form 10QSB
period 1999-01-31
RICH COAST INC
filed 1999-03-19
CIK 814186

               UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549
                                  FORM 10-QSB



(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
          For the quarterly period ended January 31, 1999
          OR
(_) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

          For the transition period from _________ to ___________.


COMMISSION FILE NUMBER:  0-15859
                         -------

                                RICH COAST INC.
          ----------------------------------------------------------
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

The number of shares outstanding of the issuer's classes of common equity, as of January 31, 1999 is 6,036,318 shares of Common Stock.

Transitional Small Business Disclosure Format (check one):  YES _____  NO  X
                                                                          ----

                        PART I - FINANCIAL INFORMATION


ITEM 1.   FINANCIAL STATEMENTS
          --------------------


RICH COAST, INC.

INTERIM CONSOLIDATED FINANCIAL STATEMENTS
JANUARY 31, 1999
(UNAUDITED)

RICH COAST, INC.
CONSOLIDATED BALANCE SHEETS
(UNAUDITED)
(U.S. DOLLARS)

=====================================================================================================
                                                                          JANUARY 31,     APRIL 30,
                                                                             1999           1998
-----------------------------------------------------------------------------------------------------
ASSETS

CURRENT
  Cash                                                                  $    13,745    $     53,043
  Accounts receivable                                                       583,418         460,558
  Insurance claim receivable                                                      0         435,290
  Shares subscription receivable                                                  0          25,000
  Inventory                                                                  37,576         108,265
----------------------------------------------------------------------------------------------------

                                                                            634,739       1,082,156
DISTILLATION UNIT                                                         2,024,706       2,024,706
PROPERTY AND EQUIPMENT, at cost (net)                                     3,510,469       2,990,373
DEFERRED FINANCE CHARGES AND OTHER ASSETS                                   302,049         146,413
----------------------------------------------------------------------------------------------------

                                                                        $ 6,471,963    $  6,243,648
====================================================================================================

LIABILITIES

CURRENT
  Accounts payable and accrued liabilities                              $   869,131    $    838,966
  Accrued oil and waste treatment costs                                     184,589         450,444
  Current portion of long-term debt                                          52,218         595,309
----------------------------------------------------------------------------------------------------

                                                                          1,105,938       1,884,719
LONG-TERM DEBT                                                            3,531,724       2,016,510
----------------------------------------------------------------------------------------------------

                                                                          4,637,662       3,901,229
----------------------------------------------------------------------------------------------------

STOCKHOLDERS' EQUITY
   Common stock, $0.001 par value;
   100,000,000 shares authorized, $6,036,366 and 4,718,942 (post
   reverse split) shares issued and outstanding at January 31, 1999 and      20,802          18,901
   April 30, 1998, respectively

  Additional paid-in capital                                             24,007,492      25,061,215
  Accumulated deficit                                                   (22,193,993)    (22,737,697)
----------------------------------------------------------------------------------------------------

                                                                          1,834,301       2,342,419
----------------------------------------------------------------------------------------------------

                                                                        $ 6,471,963    $  6,243,648
----------------------------------------------------------------------------------------------------

See notes to financial statements

RICH COAST, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)
(U.S. DOLLARS)

====================================================================================================


                                                THREE MONTHS                NINE MONTHS
                                              ENDED JANUARY 31,           ENDED JANUARY 31,
                                             1999           1998       1999              1998
----------------------------------------------------------------------------------------------------
SALES                                      $  565,188   $  813,761   $ 1,705,216         $ 2,018,459
COST OF SALES (exclusive of
  depreciation)                               415,779      416,939     1,043,700             917,086
----------------------------------------------------------------------------------------------------

GROSS PROFIT                                  149,409      396,822       661,516           1,101,373
----------------------------------------------------------------------------------------------------

EXPENSES
  Interest - beneficial conversion
    feature                                   109,457       32,054       764,764             130,514
  Salaries and wages                          295,603      180,186       766,854             672,658
  Consulting and finance fees                  17,589        3,242       181,817             148,852
  Interest                                     86,449       72,874       279,753             211,437
  Insurance                                    22,059       24,029        70,722              84,906
  Utilities                                    33,454       36,823        71,123              89,376
  Audit, accounting and legal                  66,349       61,191       180,872             104,966
  Travel                                       10,111       13,902       101,648              51,275
  Office and general                           40,395       53,362        96,053             132,997
  Property taxes                               20,105       19,421        81,205              71,959
  Telephone and facsimile                      20,494        9,257        49,221              24,395
  Advertising and shareholder relations        26,281        2,000       123,428               4,006
  Bad debts                                         0          564             0               2,787
  Depreciation                                 82,619       65,076       220,084             196,867
----------------------------------------------------------------------------------------------------

                                              830,965      573,981     2,987,544           1,926,995
----------------------------------------------------------------------------------------------------

LOSS BEFORE OTHER ITEMS                      (681,556)    (177,159)   (2,326,028)           (825,622)
----------------------------------------------------------------------------------------------------

OTHER ITEMS
  Gain on fire insurance claim                      0      237,500        89,343             237,500
  Accrued oil and waste treatment cost
    reversal                                        0            0       285,588                   0
----------------------------------------------------------------------------------------------------

                                                    0      237,500       374,931             237,500
----------------------------------------------------------------------------------------------------

INCOME (LOSS) FOR PERIOD                   $ (681,556)  $   60,341   $(1,951,097)         $ (588,122)
====================================================================================================

LOSS PER SHARE BEFORE OTHER ITEMS          $    (0.14)  $    (0.04)  $     (0.48)         $    (0.20)
====================================================================================================

GAIN PER SHARE ON OTHER ITEMS              $     0.00   $     0.05   $      0.08          $     0.06
====================================================================================================

INCOME (LOSS) PER SHARE                    $    (0.14)  $     0.01   $     (0.40)         $    (0.14)
----------------------------------------------------------------------------------------------------

WEIGHTED AVERAGE NUMBER OF SHARES
  OUTSTANDING (POST RELEASE SPLIT)          4,960,062    4,395,145     4,848,094           4,224,930
====================================================================================================

See notes to financial statements

RICH COAST, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
(U.S. DOLLARS)

=============================================================================
                                                         NINE MONTHS
                                                       ENDED JANUARY 31,
                                                   1999               1998
-----------------------------------------------------------------------------
NET CASH USED IN OPERATING ACTIVITIES             $   (700,575)  $  (465,058)
-----------------------------------------------------------------------------

INVESTMENT ACTIVITY
  Capital asset additions                             (748,468)     (117,300)
-----------------------------------------------------------------------------

FINANCING ACTIVITIES
  Collection subscriptions receivable                   25,000             0
  Issue of capital stock for cash                      187,955       138,700
  Proceeds from convertible debenture                1,500,000       526,950
  Repayment of long-term debt                          (95,642)      (31,085)
  Deferred finance charge                             (207,568)      (44,828)
-----------------------------------------------------------------------------

                                                     1,409,745       589,737
-----------------------------------------------------------------------------

INCREASE (DECEASE) IN CASH                             (39,298)        7,379
CASH, BEGINNING OF PERIOD                               53,043        12,919
-----------------------------------------------------------------------------

CASH, END OF PERIOD                               $     13,745   $    20,298
-----------------------------------------------------------------------------

Supplemental information
  Interest paid                                   $    198,296   $   111,437
=============================================================================

See notes to financial statements.

RICH COAST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JANUARY 31, 1999 AND APRIL 30, 1998
(UNAUDITED)
(U.S. DOLLARS)

--------------------------------------------------------------------------------

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

     In the opinion of the Company's management, these financial statements reflect all adjustments necessary to present fairly the Company's consolidated financial position at January 31, 1999 and 1998 and the consolidated results of operations and the consolidated statement of cash flows for the nine months then ended. The results of operations for the nine months ended January 31, 1999 are not necessarily indicative of the results to be expected for the entire fiscal year.

2.    CAPITAL STOCK

      (a) Authorized  100,000,000 common shares of $0.001 par value

      (b) Issued during the period:

          ========================================================================================
                                                              NUMBER         PRICE PER
                                                            OF SHARES        SHARE ($)    AMOUNT
          ----------------------------------------------------------------------------------------
                                                       (post reverse split)
          NINE MONTHS ENDED JANUARY 31, 1998
          Shares issued
           For cash, options and warrants                    155,432         $  0.88    $ 138,700
           For services                                      103,653         $  1.36      141,874
           Financing fees                                     12,512         $  1.00       12,500
           Forbearance of interest                            25,025         $  0.01       25,000
           Settlement of debt                                130,430         $  0.77       99,709

                                                             427,052                    $ 417,783
          ========================================================================================

          NINE MONTHS ENDED JANUARY 31, 1999
          Shares issued
           For cash - options                                229,626         $  0.83    $ 187,955
           Interest on notes                                  47,499         $  1.22       58,024
           Settlement of debt                              1,040,299         $  0.67      697,000

                                                           1,317,424                    $ 942,979
          ========================================================================================

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


Results of Operations
---------------------

Revenues for Rich Coast's third quarter are $565,188, up 4.6% from the previous quarter, but disappointing and unacceptable to Rich Coast management. The Company experienced a loss of $681,556 for the quarter, compared to a loss of $177,159 for the same period in the prior year. Interviews with customers and analysis of conditions show that consolidations in the industry have resulted in larger but lower profit margin contracts between generators and the largest waste disposal companies in the Detroit, Michigan area. For the most part waste generators are manufacturers involved in the automotive industry where the trend has been and continues to be toward doing business with highly integrated Tier I companies, i.e., well financed companies that handle both hazardous and non-hazardous wastes and have both landfills and truck fleets. Rich Coast's financing is far too expensive to allow the company to compete in such a low profit margin business. This situation has not evolved overnight and Rich Coast's management has been exploring various technologies that could provide a higher profit margin as well as some business exclusivity. That technology has been identified and demonstrated successfully at a slaughterhouse, a paper pulp company and at a trap grease processing company. All three demonstrations went exceedingly well and have resulted in several requests for quotations for systems incorporating Rich Coast's proprietary process which is a chemical air sparged system (CASS) that separates liquids and solids to reduce, dramatically, total fats, oils and greases (FOG); biological oxygen demand (BOD); and chemical oxygen demand (COD). Rich Coast will sell, lease or provide and operate systems. Funding requirements for manufacturing the cash systems are minimal as a result of Rich Coast's utilization of manufacturing facilities at a local company experienced in fabricating similar equipment.

The closing for the sale of the Company's Ford Road facility is scheduled for March 30, 1999. Rich Coast will receive $215,000 at closing to pay off its principal balance of $79,747 due on the property and utilize remaining funds for consolidation at the Company's Wyoming Avenue terminal. Rich Coast will also hold a five year land contract for the $235,000 balance due which will produce monthly payments to Rich Coast of $4,765. The combination of additional consolidated savings and revenues from an agreement with Murco, Inc., a slaughterhouse operation in Plainwell, Michigan, should take Rich Coast to essentially breakeven. Thereafter, rapid expansion of CASS system installations is expected as a result of successful demonstrations, thus generating profitability early in the fiscal year starting May 1, 1999.


Changes in Financial Condition
------------------------------

The Company's net tangible assets have improved to $1,834,301 from $1,634,168 last quarter, mostly as a result of converting $697,000.00 of promissory notes into 1,040,299 Rich Coast common shares and offset by $681,556 of net loss for the quarter. The Company still intends to hold a shareholder's meeting, now tentatively scheduled for April 30, 1999, to vote on approval of issuance of preferred shares. Management has been assured that the holders of $1,500,000 in convertible debentures intend to convert to preferred stock, thus improving the Company's net tangible assets by that amount. The Company found it necessary to postpone its meeting previously scheduled for January 1999.


In February 1999, the Company's shares were de-listed from Nasdaq. The Company is appealing the decision to de-list its shares.

FORWARD-LOOKING STATEMENTS
--------------------------

The following cautionary statements are made pursuant to the Private Securities Litigation Reform Act of 1995 in order for Rich Coast to avail itself of the "safe harbor" provisions of that Act. Discussions and information in this document which are not historical facts should be considered forward-looking statements. With regard to forward-looking statements, including those regarding the potential revenues from the commercialization of the CASS treatment system, the expected installations at slaughterhouses, the expected increase in revenues, and the business prospects or any other aspect of Rich Coast, be advised that actual results and business performance may differ materially from that projected or estimated in such forward-looking statements. Rich Coast has attempted to identify in this document certain of the factors that it currently believes may cause actual future experience and results to differ from its current expectations. In addition to the risks cited above specific to the CASS treatment system, differences may be caused by a variety of factors, including but not limited to, adverse economic conditions, entry of new and stronger competitors, inadequate capital and the inability to obtain funding from third parties, the rejection of the Company's insurance claim relating to the fire, unexpected costs, and failure to capitalize upon access to new clientele.

                          PART II - OTHER INFORMATION


ITEM 2.   CHANGES IN SECURITIES AND USE OF PROCEEDS
          -----------------------------------------


(c) In December 1999 the Company issued an aggregate of 1,087,798 shares for accrued interest and conversion of principle on the Company's outstanding 10% 18-Month Convertible Promissory Notes. The shares were issued in reliance on Section 4(2) of the Securities Act since the shares were issued in connection with the private placement of the 10% Notes relying on the same exemption and the investment decision to take shares in lieu of cash payments was made at the time the 10% Notes were purchased.



ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K
          --------------------------------


(a)  Exhibit 3(i) - Articles of Incorporation. (1)

     Exhibit 3(ii) - Bylaws. (1)

     Exhibit 27.1 - Financial Data Schedule.  Filed herewith.

_____

(1) Incorporated by reference from Registration Statement on Form S-3, File No. 333-63289, filed with the SEC on September 11, 1998.


(b) Reports on Form 8-K: During the quarter ended October 31, 1998, the Company filed no reports on Form 8-K.

                                  SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Form 10-QSB to be signed on its behalf by the undersigned thereunto duly authorized.


                                        RICH COAST INC.



Date: March 18, 1999               by: /s/ James P. Fagan
                                      ------------------------------------------
                                       James P. Fagan, President



Date: March 18, 1999               by:  /s/ Michael M. Grujicich
                                      ------------------------------------------
                                       Michael M. Grujicich, Chief Financial
                                              and Accounting Officer