Form 10KSB/A
period 1998-04-30
RICH COAST INC
filed 1999-03-26
CIK 814186

                    U.S. SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549



                              FORM 10-KSB/A No. 2



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
                              -------




                                Rich Coast Inc.
                                ---------------
                (Name of small business issuer in its charter)




                   Nevada                        91-1835978
            ------------------------------      -------------------
            State or other jurisdiction of      (I.R. S. Employer
            incorporation or organization       Identification No.)


                  10200 Ford Road, Dearborn, Michigan  48126
                  ------------------------------------------

                   (Address of principal executive offices)



     Issuer's telephone number:   313-582-8866
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

                    PROPOSAL NUMBER TWO
                    -------------------

                    The affirmative vote of a majority of the Company's outstanding shares is necessary to amend the Company's Certificate of Incorporation to effect a reverse split of the Company's Common Stock. The votes were cast as follows:




                         % of                                % of                               % of
                        shares                              shares                             shares
       FOR           outstanding         AGAINST         outstanding        ABSTAIN         outstanding
                   ----------------   --------------   ----------------   ------------   ------------------
    13,058,391         73.1%            1,420,050               7.9%         164,577                .9%

                    PROPOSAL NUMBER THREE
                    ---------------------

                    The affirmative vote of a majority of the voting shares represented at the meeting is necessary to approve the 1997 Stock Option and Stock Bonus Plan. The votes were cast as follows:


                         % of                                % of                               % of
                        shares                              shares                             shares
       FOR           represented          AGAINST          represented       ABSTAIN         represented
----------------   ----------------   ----------------   --------------   ------------   ------------------
     7,694,074           52.5%            1,526,538            10.4%          330,297             2.3%


                    PROPOSAL NUMBER FOUR
                    --------------------

                    The affirmative vote of a majority of the Company's outstanding shares was necessary to approve the proposal to change the state of incorporation from Delaware to Nevada. The votes were cast as follows:


                         % of                                % of                               % of
                        shares                              shares                             shares
     FOR             outstanding         AGAINST         outstanding        ABSTAIN         outstanding
---------------    ----------------   --------------   ----------------   -------------   ---------------
     9,161,568           51.3%            543,038            3.0%           235,103              1.3%


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

                            NASDAQ Small Cap Market

                Calendar                 High Bid             $ Low Bid $
   1998      April 1 - June 30             3.88                   1.44
             January 1 - March 31          1.38                   3.88

   1997      October 1  December 31        2.00                    .74
             July 1  September 30          2.75                    .75
             April 1  June 30              1.36                   1.00
             January 1  March 31           1.76                    .80

   1996      October 1  December 31        2.88                   1.24
             July 1  September 30          2.36                   3.00

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

Rich Coast currently has three long term debt obligations including the installment land contract on the Ford Road building. A principal balance of approximately $120,000 exists on the Ford Road facility. The Company has received an offer for the facility that will result in net proceeds to the Company of $250,000. However, the closing for the sale of that property is contingent on the purchaser obtaining a federal loan guarantee. The closing on the sale of this facility has been extended to March 21, 1999.

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

                                 PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act

The names, ages, municipalities of residence, positions with the Registrant, and principal occupations of the directors and executive officers of the Registrant as of July 14, 1998 are as follows:


   Name, Age and
Municipality Residence                Office                      Principal Occupation
----------------------                ------                      --------------------

Robert W. Truxell                    Chairman of the              Chairman and Chief Executive
Bloomfield Hills, MI                 Corporation and Director     Officer of Integrated Waste
Age:      73                         since January 1996 and       Systems, 1992-1995; President of
                                     Secretary since August       Microcel, Inc., 1990-1992;
                                     1997                         Vice-President of General
                                                                  Dynamics, 1983-1990

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


                                                    Summary Compensation Table
------------------------------------------------------------------------------------------------------------------------------------
                                 Annual Compensation                                  Long Term Compensation
                                 -------------------                                  ----------------------
------------------------------------------------------------------------------------------------------------------------------------
                                                                        Awards                  Payouts
                                                                        ------                  -------



                                                                                     Restricted
Name and                                                             Securities(1)   Shares or             All other
Principal                                               Other Annual Under Option/   Restricted   LTIP   Compensation
Position (a)                      Salary      Bonus     Compensation SAR's granted   Share Units Payouts    ($) (i)
                       Year (b)  ($)  (c)    ($) (d)      ($) (e)       (#) (f)        ($) (g)   ($) (h)

Robert W.
 Truxell/ Chairman
                        1998     117,851      -0-            -0-       755,662          -0-        -0-        -0-
                        1997     113,458      -0-            -0-           -0-          -0-        -0-        -0-
                        1996      74,917      -0-            -0-           -0-          -0-        -0-        -0-

James P. Fagan/
CEO and President
                        1998     144,316      -0-            -0-       556,227          -0-        -0-        -0-
                        1997     124,382      -0-            -0-           -0-          -0-        -0-        -0-
                        1996     105,290      -0-            -0-           -0-          -0-        -0-        -0-
------------------------------------------------------------------------------------------------------------------------------------

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

                                                    Option/SAR Grants in Last Fiscal Year
                                                              Individual Grants
------------------------------------------------------------------------------------------------------------------------------------
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



       Aggregated Option/SAR Exercises in Last Fiscal Year and FY-End Option/SAR Values
-------------------------------------------------------------------------------------------------------
                                                                     Number of
                                                                     Securities         Value of
                                                                     Underlying         Unexercised
                                                                     Unexercised        In-the-Money
                                                                     Options/SARs at    Options/SARs at
                                                                     FY-End (#)         FY-End ($)

                          Shares Acquired                            Exercisable/       Exercisable/
Name                      on Exercise (#)      Value Realized ($)    Unexercisable      Unexercisable
-------------------------------------------------------------------------------------------------------

Robert W. Truxell                  -0-                 -0-           680,662          $1,561,539
                                                                      all exercisable   all exercisable
James P. Fagan                     -0-                 -0-           556,227          $1,205,429
                                                                      all exercisable   all exercisable
-------------------------------------------------------------------------------------------------------

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








-----------------------------------------------------------------------------------------------
                                                         Market Value
                                                         of Securities
Name of                                                  Underlying
Director and                                             Options on
Officer at               Securities     Exercise or      the Date of
Fiscal Year              Under Options  Base Price       Grant           Date of       Expiration
End                      Granted (#)    ($/Securities)   ($/Security)    Grant         Date
-----------------------------------------------------------------------------------------------

Randall Pow              12,500            $.72            $.88          9/8/97        9/8/2002
-----------------------------------------------------------------------------------------------

Thornton Donaldson       12,500            $.72            $.88          9/8/97        9/8/2002
-----------------------------------------------------------------------------------------------

Geoffrey Hornby          12,500            $.72            $.88          9/8/97        9/8/2002
-----------------------------------------------------------------------------------------------

George  P. Nassos        50,000            $.72            $.88          9/8/97        9/8/2002
-----------------------------------------------------------------------------------------------

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


Name of
Beneficial Owner/                   Shares              Percent
Name of Director/                Beneficially              Of
Identity of Group                   Owned                Class
-----------------               --------------          --------

ROBERT W. TRUXELL                    1,026,462(1)          18.47%
Chairman/Director/Secretary

JAMES P. FAGAN                         633,327(2)          11.66%
President/CEO/Director

THORNTON J. DONALDSON                   70,964(3)           1.44%
Director

GEOFFREY HORNBY                         13,548(4)              *
Director

GEORGE P. NASSOS                        50,000(5)           1.01%
Director

ALL DIRECTORS AND EXECUTIVE
OFFICERS AS A GROUP                  1,794,301(6)          28.75%
------------------------

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

To the knowledge of the Directors and Senior Officers of the Company, as of June 30, 1998, there are no persons and/or companies who or which beneficially own, directly or indirectly, shares carrying more than 5% of the voting rights attached to all outstanding shares of the Company, other than (all share amounts have been adjusted to reflect the reverse split effective June 19, 1998):

Name and Address of               Amount and Nature of
of Beneficial Owner               Beneficial Ownership   Percent of Class
-------------------               --------------------   ----------------


Robert W. and Linda C. Truxell               1,026,462(1)           18.47%
10200 Ford Road
Dearborn, MI  48126

James P. Fagan                                 633,327(2)           11.66%
4415 Comanche
Okemos, MI  48864

Alan Moore                                     900,000(3)           15.58%
9441 LBJ Freeway
Suite 500
Dallas, TX  75243
------------------------

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

-------------------

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

                                  SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Form 10-KSB/A No. 2 to be signed on its behalf by the undersigned, thereunto duly authorized.

                                    RICH COAST INC.


Date: March 25, 1999        By: /s/ James P. Fagan
                               ------------------------------------------------
                                         James P. Fagan, President and Chief
                                         Executive Officer


Date: March 25, 1999        By: /s/ Michael M. Grujicich
                               ------------------------------------------------
                                         Michael M. Grujicich, Chief
                                         Financial and Accounting Officer

RICH COAST, INC.
(Formerly Rich Coast Resources Ltd.)
Consolidated Financial Statements
(U.S. Dollars)

April 30, 1998 and 1997



               INDEX                                                   Page
               -----                                                   ----



               Report of Independent Chartered Accountants              25


               Consolidated Financial Statements


               Consolidated Balance Sheets                              26


               Consolidated Statements of Operations                    27


               Consolidated Statements of Stockholders' Equity          28


               Consolidated Statements of Cash Flows                    29


               Notes to Consolidated Financial Statements            30-40

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



"Smythe Ratcliffe"

Chartered Accountants

Vancouver, Canada
July 27, 1998, except for notes 2(k), (l) and 9, which are as of January 19, 1999, and notes 1 and 2(f), which are as of March 17, 1999.

See notes to consolidated financial statements.

RICH COAST, INC.
(Formerly Rich Coast Resources Ltd.)
Consolidated Balance Sheets
April 30
(U.S. Dollars)

================================================================================================================
                                                                                         1998             1997
----------------------------------------------------------------------------------------------------------------
Assets (note 7)

Current
  Cash                                                                                  $53,043          $12,919
  Accounts receivable                                                                   460,558          288,265
  Insurance claim receivable (note 3)                                                   435,290                0
  Share subscription receivable (note 8(d))                                              25,000                0
  Inventory                                                                             108,265          135,673
  Prepaid expenses                                                                            0            4,436
----------------------------------------------------------------------------------------------------------------

                                                                                      1,082,156          441,293
Distillation Unit (note 5)                                                            2,024,706        2,024,706
Property and Equipment, at cost (net) (notes 4 and 7)                                 2,990,373        3,210,485
Patent and Technology, net                                                               25,681           30,525
Deferred Finance Charges and Deposits                                                   120,732           82,775
----------------------------------------------------------------------------------------------------------------

                                                                                     $6,243,648       $5,789,784
================================================================================================================

Liabilities
Current
  Accounts payable and accrued liabilities (note 6)                                    $838,966         $739,128
  Accrued oil and waste treatment costs                                                 450,444          303,973
  Due to shareholder (note 10)                                                                0          100,000
  Current portion of long-term debt (note 7)                                            595,309           78,673
  Current portion of obligation under capital lease                                           0            5,521
----------------------------------------------------------------------------------------------------------------

                                                                                      1,884,719        1,227,295
Long-Term Debt (note 7)                                                               2,016,510        2,108,996
Obligation Under Capital Lease                                                                0            7,815
----------------------------------------------------------------------------------------------------------------

                                                                                      3,901,229        3,344,106
----------------------------------------------------------------------------------------------------------------

Stockholders' Equity (note 8):
  Common stock, $0.001 par value;
  100,000,000 shares authorized, 18,875,771 (4,718,942 post
  reverse split) and 16,155,913 (4,038,978 post reverse split) (note
  12b) shares issued and outstanding at April 30, 1998 and 1997, respectively            18,901           16,156
  Additional paid-in capital                                                         22,566,414       21,298,497
  Accumulated deficit (note 1)                                                      (20,242,896)     (18,868,975)
----------------------------------------------------------------------------------------------------------------

                                                                                      2,342,419        2,445,678
----------------------------------------------------------------------------------------------------------------

                                                                                     $6,243,648       $5,789,784
================================================================================================================

See notes to consolidated financial statements.

RICH COAST, INC.
(Formerly Rich Coast Resources Ltd.)
Consolidated Statements of Operations
Years Ended April 30
(U.S. Dollars)

===============================================================================================================
                                                               1998               1997               1996
Sales                                                          $2,547,083          $1,897,155        $1,741,352
Cost of Sales (exclusive of depreciation
  shown separately below)                                       1,080,557             967,062           550,035
---------------------------------------------------------------------------------------------------------------

Gross Profit                                                    1,466,526             930,093         1,191,317
---------------------------------------------------------------------------------------------------------------

Expenses
  Salaries and wages                                              982,918             713,605           565,670
  Compensation for past services                                        0                   0           351,935
Forgiveness of past service
    compensation liability                                              0            (351,935)                 0
  Consulting and management fees                                  152,223             816,953            53,198
  Shareholder relations                                           149,406              41,630            98,030
  Audit, accounting and legal                                     130,626             213,911           129,108
  Travel                                                          125,030              79,939            80,343
  Utilities                                                       121,168             129,463            88,400
  Insurance                                                       103,805              83,364            65,079
  Property taxes                                                   85,760              72,612            61,017
  Equipment and storage leases                                     83,820             111,437            90,661
  Repairs and maintenance                                          62,603              40,983           129,036
  Office and general                                               59,122              31,857            95,577
  Telephone and facsimile                                          40,693              29,489            72,487
  Listing, transfer agent and filing fees                          24,573              27,176            40,505
  Factoring costs                                                  24,304              19,634            68,644
  Bad debts                                                         8,375              11,984            47,704
  Rent and secretarial                                              7,353               4,300            46,578
  Advertising                                                       5,853              12,356            10,139
  Financing                                                             0              26,772                 0
  Depreciation                                                    256,398             359,168           387,982
---------------------------------------------------------------------------------------------------------------

                                                                2,424,030           2,474,698         2,482,093
---------------------------------------------------------------------------------------------------------------

Loss Before Other Items                                           957,504           1,544,605         1,290,776
Other Items
  Insurance proceeds in excess of current expenditures (note 3)  (103,503)                  0                 0
  Interest expense                                                213,912             303,648            56,246
  Interest - beneficial conversion feature (note 2(l))                  0                   0           198,626
  Loss on equipment disposal                                      147,752               2,478                 0
  Amortization of deferred financing costs                         22,060                   0            17,646
  Gain from oil and gas operations (note 2)                             0                   0            (2,449)
  Resource properties disposal loss (note 2)                            0                   0            73,868
---------------------------------------------------------------------------------------------------------------
Net Loss for Year                                              $1,373,921          $1,928,329        $1,420,919
===============================================================================================================
Net Loss per Share                                             $     0.08          $     0.13        $     0.14
===============================================================================================================

Post Reverse Split Net Loss per Share (Note 12b)               $     0.52          $     0.56        $     0.32
===============================================================================================================

Weighted Average Number of Shares Outstanding                  17,272,153          15,035,155         9,843,419
Post Reverse Split (Note 12b)                                   4,318,038           3,758,788         2,460,854
===============================================================================================================

See notes to consolidated financial statements.

RICH COAST, INC.
(Formerly Rich Coast Resources Ltd.)
Consolidated Statements of Stockholders' Equity
Years Ended April 30
(U.S. Dollars)

==================================================================================================================
                               Common     Post Reverse    Common    Additional      Accumulated         Total
                               Shares         Split       Shares     Paid-In          Deficit       Stockholders'
                               Number      (note 12b)     Amount     Capital          (note 1)     Equity (Deficit)
------------------------------------------------------------------------------------------------------------------

Balance April 30, 1995       7,749,422     1,937,355     $7,749    $18,529,829     $(15,519,727)     $ 3,017,851
Issuance of common
  stock (note 8)             5,574,671     1,393,668      5,575      4,144,921                0        4,150,496
Share issue costs                    0             0          0       (451,823)               0         (451,823)
Adjustment to reflect fair
  value of assets of
  acquired subsidiaries              0             0          0     (2,494,801)               0       (2,494,801)
Net Loss                             0             0          0              0       (1,420,919)      (1,420,919)
------------------------------------------------------------------------------------------------------------------
Balance, April 30, 1996     13,324,093     3,331,023     13,324     19,728,126      (16,940,646)       2,800,804
Issuance of common
  Stock (note 8)             2,831,820       707,955      2,832      1,585,239                0        1,588,071
Financing cost                       0             0          0        (14,868)               0          (14,868)
Net Loss                             0             0          0              0       (1,928,329)      (1,928,329)
------------------------------------------------------------------------------------------------------------------
Balance, April 30, 1997     16,155,913     4,038,978     16,156     21,298,497      (18,868,975)       2,445,678
Issuance of common
  Stock (note 8)             2,719,858       679,964      2,745        804,526                0          807,271
Interest  beneficial
  Conversion (note 2(l))             0             0          0        463,391                0          463,391
Net Loss                             0             0          0              0       (1,373,921)      (1,373,921)
------------------------------------------------------------------------------------------------------------------

Balance, April 30, 1998     18,875,771     4,718,942    $18,901    $22,566,414     $(20,242,896)      $2,342,419
==================================================================================================================

See notes to consolidated financial statements.

RICH COAST, INC.
(Formerly Rich Coast Resources Ltd.)
Consolidated Statements of Cash Flows
Years Ended April 30
(U.S. Dollars)

----------------------------------------------------------------------------------------------------------------
                                                                 1998               1997               1996
----------------------------------------------------------------------------------------------------------------
Operating Activities
Net loss for year                                             $(1,373,921)      $(1,928,329)        $(1,420,919)
Adjustments to reconcile net loss to net cash
Used by operating activities
   Interest  beneficial conversion feature                        198,626                 0                   0
   Interest  expense                                               64,356                 0                   0
   Depreciation and amortization                                  274,045           381,228             387,982
   Resource properties disposal loss                                    0                 0              73,902
   Loss on equipment disposal                                           0           147,752                   0
   Consulting and management fees                                 155,410           608,548                   0
   Salaries and wages                                             231,405                 0                   0
Changes in Operating Assets and Liabilities
    Accounts receivable                                          (172,293)          138,700            (281,430)
    Insurance claim receivable                                   (435,290)                0                   0
    Subscriptions receivable                                      (25,000)                0
    Inventory                                                      27,408          (135,673)                  0
    Prepaid expenses                                                4,436            37,250             (40,049)
    Accounts payable and accrued liabilities                       99,839          (125,241)            (54,372)
    Accrued oil and waste treatment costs                         146,470           201,867             102,106
    Past services compensation payable                                  0          (351,935)            351,935
----------------------------------------------------------------------------------------------------------------
Net Cash Used in Operating Activities                            (779,509)       (1,025,833)           (880,845)
----------------------------------------------------------------------------------------------------------------
Investing Activities
  Purchase of property and equipment                             (163,230)         (123,054)         (2,160,338)
  Investment in and expenditures on mineral properties                  0                 0              (2,480)
  Distillation unit costs incurred                                      0                 0             (16,156)
  Fire insurance proceeds re fixed assets                         131,714                 0                   0
  Proceeds on sale of oil and gas properties                            0                 0               4,933
  Proceeds on sale of equipment                                         0             2,000               7,253
----------------------------------------------------------------------------------------------------------------
Net Cash Used in Investing Activities                             (31,516)         (121,054)         (2,166,788)
----------------------------------------------------------------------------------------------------------------
Financing Activities
  Issue of common stock                                           231,100           964,673            1,315,251
  Land contract repayments                                         (8,085)          (33,776)                   0
  Shareholders' loans                                              (4,763)                0                    0
  Obligation under capital lease                                  (13,336)           (1,181)              (4,245)
  Notes payable                                                   697,000                 0            2,000,000
  Finders' fees and share issue costs                                   0                 0             (248,100)
  Deferred finance charges and other                              (55,530)          203,303                    0
----------------------------------------------------------------------------------------------------------------
Net Cash Provided by Financing Activities                         851,149         1,128,256            3,062,906
----------------------------------------------------------------------------------------------------------------
Increase (Decrease) in Cash                                        40,124           (18,631)              15,273
Cash, Beginning of Year                                            12,919            31,550               16,277
----------------------------------------------------------------------------------------------------------------
Cash, End of Year                                             $    53,043       $    12,919         $     31,550
================================================================================================================
Supplemental information
  Issue of common stock
    For short term shareholder advances received in year      $         0       $   531,061         $          0
    For settlement of debt                                    $   100,230       $   531,061         $    104,487
    For partnership interest                                  $         0       $         0         $  2,484,724
    For services and compensation                             $   386,815       $   608,548         $    246,034
    For finder's fee                                          $         0       $    14,850         $          0
    For interest                                              $    64,126       $         0         $          0
  Interest paid                                               $   154,860       $   211,808         $     41,684
  Income taxes paid                                           $         0       $         0         $          0
================================================================================================================

See notes to consolidated financial statements.

RICH COAST, INC.
(Formerly Rich Coast Resources Ltd.)

Notes to Consolidated Financial Statements
Years Ended April 30, 1998 and 1997
(U.S. Dollars)


1.      ORGANIZATION AND BASIS OF PRESENTATION

        Pursuant to an Agreement of Merger, effective October 31, 1995 and executed on November 16, 1995, Rich Coast, Inc. (the "Company") acquired Integrated Waste Systems, Inc., a Michigan corporation ("IWS"), and The Powers Fagan Group, Inc., a Michigan corporation ("Powers/Fagan"), through the issuance of 3,383,200 shares of its common stock. At April 30, 1995 and prior to the merger, the Company held a controlling interest (approximately 55%) in Waste Reduction Systems ("the Partnership"). IWS and Powers/Fagan together held the remaining (approximately 45%) interest in the Partnership. Neither IWS nor Powers/Fagan had any assets, liabilities or operations other than their interest in the Partnership.

        The acquisition was initially accounted for as a combination of entities under common control, a method similar to a pooling of interests. Management has now determined that this method did not reflect the substance of the transaction. The acquisition of IWS and Powers/Fagan has now been accounted for using the purchase method of accounting. The financial statements have been restated to reflect the change in accounting method. The purchase price of $915,288 was determined based upon the net book value of the IWS and Powers/Fagan assets received.
        The net book value of the assets received approximated their fair value. The net book value of the assets received was determined to be the purchase cost as such value was more clearly evident than the fair value of the common stock issued. The Company, pursuant to the partnership agreement with the Partnership, had been including its majority interest in the partnership's losses and also absorbing the losses pertaining to the Partnership interests held by IWS and Powers/Fagan.

        Consolidated operating results as if the Company's acquisition of IWS and Powers/Fagan had been consummated as of May 1, 1995 would not be different from the results shown in the financial statements

        Prior to the acquisition of its interest in the Partnership and the acquisition of IWS and Powers/Fagan, the Company was engaged in mineral exploration and had accumulated a deficit of $13,210,746. The Company now operates a non-hazardous waste treatment facility in Dearborn, Michigan, specializing in recycling of waste oils.

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

        (f)  Reporting currency

             Financial statements for reporting periods up to and including the year ended April 30, 1996 were originally presented in Canadian dollars because that was the reporting currency. As discussed in note 1, the Company became a U.S. corporation during the 1997 fiscal year. Effective May 1, 1996 financial statements are presented in United States dollars, the functional currency for recording the operations and activities of the Company.

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

        (j)  Financial instruments

             The carrying value of cash, accounts receivable, accounts payable, insurance claim receivable and accrued liabilities approximate their fair value because of the short maturity of these financial instruments. Advances on factored accounts receivable are recorded as deductions from the related receivable amounts. In the opinion of management, the carrying amounts of these financial instruments approximate their fair value because of the short maturity of these financial instruments. Long term debt approximates its fair value because interest payments over the term of the debt approximated market rates at inception of the debt.

        (k)  Stock based compensation

             The Company applies APB Opinion No. 25 and related interpretations in accounting for its stock option plans and, accordingly, no compensation cost has been recognized because stock options granted under the plans were at exercise prices which were equal to market value at date of grant. Compensation expense is recorded when options are granted to management at discounts to market.

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

RICH COAST, INC.
(Formerly Rich Coast Resources Ltd.)
Notes to Consolidated Financial Statements
Years Ended April 30, 1998 and 1997
(U.S. Dollars)

---------------------------------------------------------------------------------------------------------------
6.      ACCOUNTS PAYABLE AND ACCRUED LIABILITIES
---------------------------------------------------------------------------------------------------------------
                                                                                  1998                 1997
---------------------------------------------------------------------------------------------------------------

Trade payables                                                             $     516,482               $587,925
Building repair (fire damage) (note 3)                                           200,187                      0
Accrued salaries and wages                                                        50,325                 70,491
Accrued property taxes                                                            55,296                 45,367
Payroll taxes                                                                     11,676                 18,679
Accrued interest                                                                   5,000                 16,666
---------------------------------------------------------------------------------------------------------------
                                                                                $838,966               $739,128
---------------------------------------------------------------------------------------------------------------
7.      LONG-TERM DEBT
---------------------------------------------------------------------------------------------------------------
                                                                                  1998                 1997
---------------------------------------------------------------------------------------------------------------
10% 18 month convertible promissory notes - series 1997, interest payable quarterly.  Holders elected at the time of purchase to receive interest in shares of the Company's common stock values at a price per share equal to the average closing bid price as quoted
on NASDAQ over the 20 trading days preceding the close of the              $     697,000                      0
calendar quarter. The notes may be converted at the option of the holder at maturity into shares of common stock at a price per share equal to 50% of the quoted NASDAQ bid price at the
conversion date.  One holder of a $30,000 note has elected to receive cash at maturity

Unamortized interest charge relating to beneficial conversion feature
(note 2(l))                                                                     (264,765)                     0
---------------------------------------------------------------------------------------------------------------
                                                                                 432,235                      0
10% senior secured note, due October 1, 2001 interest payable
monthly (see below for security)                                               2,000,000              2,000,000

Land contract payable in monthly instalments of $4,753 each
including principal and interest at 8% unless the Company falls behind in its payments at which time the interest rate increases to 12% and monthly instalments increase to $5,384 until the
payments are back to schedule (the Company's arrears payments were corrected by a payment of $84,371 on June 1, 1998).  After the land contract is paid in full, the Company may lease the property for a 7-year term, which will cause the land to be titled to the
Company for $1.00, either after satisfactory clean up by others or
91 years.                                                                        179,584                187,669
---------------------------------------------------------------------------------------------------------------
                                                                               2,611,819              2,187,669
Less:  Current portion                                                           595,309                 78,673
---------------------------------------------------------------------------------------------------------------
                                                                              $2,016,510             $2,108,996
---------------------------------------------------------------------------------------------------------------

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

        The land contract payable relates to premises occupied at 10200 Ford Road, Dearborn, Michigan which is currently listed for sale.

        The amount of long-term obligations outstanding at April 30, 1998 mature as follows:



        -------------------------------------------------------------------------------------------------------------
        1999                                                                                            $     595,309
        2000                                                                                                  267,858
        2001                                                                                                   13,417
        2002                                                                                                2,000,000
        -------------------------------------------------------------------------------------------------------------
                                                                                                           $2,876,584
        -------------------------------------------------------------------------------------------------------------

RICH COAST, INC.
(Formerly Rich Coast Resources Ltd.)
Notes to Consolidated Financial Statements
Years Ended April 30, 1998 and 1997
(U.S. Dollars)
--------------------------------------------------------------------------------

8.  STOCKHOLDERS' EQUITY

    (a) Activity of the common stock account for the years 1996, 1997 and 1998 is as follows:

--------------------------------------------------------------------------------------------------------------------
                                                         Number of          Number of
                                                        Shares (Pre       Shares (Post                   Additional
                                                       Reverse Split)    Reverse Split)       Par         Paid-In
                                                         (note 12b)        (note 12b)        Value        Capital
--------------------------------------------------------------------------------------------------------------------
Fiscal 1996
Shares issued
  For cash  private placements                               1,198,945         299,736  $     1,199  $     835,445
  For cash  exercise of stock options                          575,150         143,787          575        478,032
  For services                                                 250,000          62,500          250        245,784
  For settlement of loan payable to shareholder                167,376          41,844          168        104,319
  Acquisition of Waste Reduction Systems                     3,383,200         845,800        3,383      2,481,341
------------------------------------------------------------------------------------------------------------------

                                                             5,574,671       1,393,667  $     5,575  $   4,144,921
------------------------------------------------------------------------------------------------------------------

Fiscal 1997
Shares issued
  For financing fees                                            50,000          12,500  $        50  $      14,800
  For settlement of debt                                     1,104,470         276,117        1,104        529,957
  For cash  private placements                                 475,000         118,750          475        354,000
  For cash  exercise of stock options                           81,750          20,437           82         79,055
  For services                                               1,120,600         280,150        1,121        607,427
------------------------------------------------------------------------------------------------------------------

                                                             2,831,820         707,954  $     2,832  $   1,585,239
------------------------------------------------------------------------------------------------------------------

Fiscal 1998
Shares issued
  For services and compensation*                               921,892         230,473          922        385,893
  For cash  private placements**                               430,000         107,500          430        107,070
  For cash  exercise of stock options                          355,000          88,750          355         78,245
  For cash  exercise of warrants                               280,000          70,000          280         69,720
  For settlement of loan payable to a
    Shareholder                                                521,198         130,299          521         99,709
  For interest                                                 211,768          52,942          237         63,889
------------------------------------------------------------------------------------------------------------------

                                                             2,719,858         679,964  $     2,745  $     804,526
------------------------------------------------------------------------------------------------------------------

    * Includes 100,000 shares for cash consideration of $25,000 subscribed and paid July 28, 1998.
    ** Includes $81,000 of compensation relating to options granted to management at a discount to market.
    (b) Subsequent to April 30, 1998 the Company issued 132,500 shares (pre reverse split) (33,025 post reverse split) (note 12(b)) and 1,875 shares post reverse split under the terms of the 1996 Employee Stock Option and Stock Bonus Plan (note 9) for total cash of $35,000. Additionally, options were exercised under the terms of the 1995 Incentive Compensation Plan and the 1997 Stock Option and Stock Bonus Plan for 498,500 shares (pre reverse split) (124,625 post reverse split) (note 12b) for cash proceeds of $104,430.
    (c) 8,099 shares (post reverse split) were issued for interest of $16,927 on notes payable for the quarter ended June 30, 1998.
    (d) The share subscription receivable was collected by the Company July 28, 1998.

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

        The following table summarizes the Company's stock option activity for the years ended April 30, 1998 and 1997:



------------------------------------------------------------------------------------------------------------------------
                                                          1998                            1997
------------------------------------------------------------------------------------------------------------------------
                                                                        Weighted Average              Weighted Average
                                                             Shares       Exercise Price      Shares   Exercise Price
------------------------------------------------------------------------------------------------------------------------
Outstanding, Beginning of Year
Granted                                                   2,015,000             $1.00           2,005,000    $1.00
Exercised                                                 4,292,913             $0.83             220,000    $1.00
Expired                                                     (40,000)            $0.72                   0    $0.00
                                                                  0             $0.00            (210,000)   $1.00
------------------------------------------------------------------------------------------------------------------------
Outstanding, End of Year                                  6,267,913                             2,015,000

------------------------------------------------------------------------------------------------------------------------


The following table summarizes information about the Company's stock options outstanding:


                                                                       Weighted
                                                                       Average   Weighted                   Weighted
                                                                      Remaining   Average                    Average
                                   Range of             Number       Contractual Exercise       Number      Exercise
                               Exercise Prices        Outstanding       Life       Price     Exercisable      Price
---------------------------------------------------------------------------------------------------------------------
April 30, 1998                        $0.72 - $2.00     6,267,913      $3.50      $0.88      6,097,913      $0.85
April 30, 1997                        $1.00 - $2.00     2,015,000      $3.70      $1.00      1,720,000      $1.00
---------------------------------------------------------------------------------------------------------------------

RICH COAST, INC.
(Formerly Rich Coast Resources Ltd.)
Notes to Consolidated Financial Statements
Years Ended April 30, 1998 and 1997
(U.S. Dollars)
--------------------------------------------------------------------------------

9.   STOCK OPTIONS AND WARRANTS (Continued)

     The Company applies APB Opinion No. 25 and related interpretations in accounting for its stock option plans and, accordingly, no compensation cost has been recognized because stock options granted under the plans were at exercise prices which were equal to market value at date of grant. Had compensation expense been determined as provided in SFAS 123 using the Black-Sholes option-pricing model, the pro-forma effect on the Company's net income (loss) and per share amounts would have been:


-----------------------------------------------------------------------------------------------------------------------
                                                                                1998          1997
-----------------------------------------------------------------------------------------------------------------------
Net income (loss), as reported                                              $(1,373,921)   $(1,928,329)
Net income (loss), pro-forma                                                 (4,339,709)    (2,129,279)
Net income (loss) per share, as reported                                    $     (0.08)   $     (0.13)
Net income (loss) per share, as reported
  - post reverse split                                                      $    ( 0.32)   $     (0.52)
Net income (loss) per share, pro-forma                                      $    ( 0.25)   $     (0.14)
Net income (loss) per share, pro-forma
  - post reverse split                                                      $     (1.00)   $     (0.57)
-----------------------------------------------------------------------------------------------------------------------

The fair value of each option grant is calculated using the following weighted average assumptions:


-----------------------------------------------------------------------------------------------------------------------
                                                                                  1998          1997
-----------------------------------------------------------------------------------------------------------------------
Expected life (years)
                                                                                      3              3
Interest rate
Volatility                                                                         6.28%          5.99%
Dividend yield                                                                   101.14%        117.82%
                                                                                   0.00%          0.00%
-----------------------------------------------------------------------------------------------------------------------

Note: For fiscal 1998 add $3,164,414 in expenses for pro-forma net income and per share amounts. For fiscal 1997 add $200,950.



-----------------------------------------------------------------------------------------------------------------------
                                   1997          (Post           1996          (Post           1995          (Post
                                   Plan      Reverse Split)      Plan      Reverse Split)      Plan      Reverse Split)
-----------------------------------------------------------------------------------------------------------------------
                                             (note 12(b))                  (note 12(b))                  (note 12(b))

Bonus Shares
Fiscal 1996
  Issued                                                                                       250,000           62,500
Fiscal 1997
  Issued                                                         410,000          102,500
Fiscal 1998
  Issued                            50,000           12,500
-----------------------------------------------------------------------------------------------------------------------

-----------------------------------------------------------------------------------------------------------------------
                                    50,000           12,500      410,000          102,500      250,000           62,500
-----------------------------------------------------------------------------------------------------------------------
Options  Other
Fiscal 1998
  Issued                            (40,000)           (10,000)
  Exercise price to
    September 8, 2007              $   0.18           $   0.72
-----------------------------------------------------------------------------------------------------------------------

RICH COAST, INC.
(Formerly Rich Coast Resources Ltd.)
Notes to Consolidated Financial Statements
Years Ended April 30, 1998 and 1997
(U.S. Dollars)
--------------------------------------------------------------------------------


9.      STOCK OPTIONS AND WARRANTS (Continued)

        Warrants

        At April 30, 1998 there were 5,394,643 (1,348,660 Post Reverse Split) (Note 12b) share purchase warrants outstanding.

                                                Exercise                                Number of
Expiry Date                                      Price                                   Warrants
------------------------------------------------------------------------------------------------------------------
                                           Pre               Post                 Pre                 Post
                                         Reverse           Reverse              Reverse              Reverse
                                          Split             Split                Split                Split
------------------------------------------------------------------------------------------------------------------
September 8, 1998                        $0.25               1.00                 200,000              50,000
June 15, 2001                            $0.25               1.00                 150,000              37,500
November 5, 2001                         $0.25               1.00                 180,000              45,000
January 13, 2002                         $0.25               1.00                 420,000             105,000
July 30, 2002                            $0.20               0.80                 844,643             211,160
June 10, 2006                            $0.30               1.20               3,600,000             900,000
------------------------------------------------------------------------------------------------------------------
                                                                                5,394,643           1,348,660
------------------------------------------------------------------------------------------------------------------



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