Form 10QSB/A
period 1998-07-31
RICH COAST INC
filed 1999-03-26
CIK 814186

               UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549
                             FORM 10-QSB/A  No. 2

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
          For the quarterly period ended July 31, 1998
          OR
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

                                (313) 582-8866
                            -----------------------
                          (Issuer's telephone number)

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
------------------------------------------------------------------------------------------------------------------

Shareholders' Equity

Common stock, $0.001 par value; 100,000,000 shares authorized,
4,884,791 and 4,718,942 (post reverse split) shares issued and
outstanding at July 31, 1998 and April 30, 1998, respectively                    19,632                     18,901

Additional paid-in capital                                                   23,220,163                 22,566,414
Accumulated deficit                                                         (21,325,658)               (20,242,896)
------------------------------------------------------------------------------------------------------------------

                                                                              1,914,137                  2,342,419
------------------------------------------------------------------------------------------------------------------

                                                                           $  7,048,732               $  6,243,648
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

See notes to consolidated finacial statements.

RICH COAST, INC.
Consolidated Statements of Cash Flows
(Unaudited)
(United States Dollars)


-----------------------------------------------------------------------------------------------
                                                                      Three Months
                                                                     Ended July 31,
                                                               1998                 1997
-----------------------------------------------------------------------------------------------

Net Cash Used in Operating Activity                            $ (365,985)            $(236,243)
-----------------------------------------------------------------------------------------------

Investing Activities
     Capital asset additions                                     (272,518)              (47,082)
-----------------------------------------------------------------------------------------------

Financing Activities
     Collection subscriptions receivable                           25,000                     0
     Issue of capital stock for cash                              137,555                     0
     Proceeds from convertible debenture                        1,500,000               450,000
     Repayment of capital lease                                         0               (13,336)
     Repayment of long-term debt                                  (71,054)              (10,578)
     Deferred finance charge                                     (207,568)              (45,000)
-----------------------------------------------------------------------------------------------

                                                                1,383,933               381,086
-----------------------------------------------------------------------------------------------

Increase (Decrease) in Cash                                       745,430                97,761
Cash, Beginning of Period                                          53,043                12,919
-----------------------------------------------------------------------------------------------

Cash, End of Period                                            $  798,473             $ 110,680
-----------------------------------------------------------------------------------------------

Supplemental Information
     Issue of common stock for services                        $        0             $ 113,550
     Interest paid                                                 87,767                53,887
     Income taxes paid                                                  0                     0
-----------------------------------------------------------------------------------------------


See notes to consolidated finacial statements.

RICH COAST, INC.
Notes to Consolidated Financial Statements
July 31, 1998 and April 30, 1998
(Unaudited)
(United States Dollars)
--------------------------------------------------------------------------------
1.  BASIS OF PRESENTATION

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
------------------------------------------------------------------------------------------

RICH COAST, INC.
Notes to Consolidated Financial Statements
July 31, 1998 and April 30, 1998
(Unaudited)
(United States Dollars)

-------------------------------------------------------------------------------


2.  CAPITAL STOCK (continued)

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

                                   RICH COAST INC.



Date:  March 25, 1999              by: /s/ James P. Fagan
                                      -------------------
                                       James P. Fagan, President



Date:  March 25, 1999              by: /s/ Michael M. Grujicich
                                      -------------------------
                                       Michael M. Grujicich, Chief Financial
                                       and Accounting Officer