Form 10QSB/A
period 1998-10-31
RICH COAST INC
filed 1999-03-26
CIK 814186

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
                         -------



                                RICH COAST INC.
                   ----------------------------------------
                    (Exact name of small business issuer as
                           specified in its charter)



              Nevada                                             91-1835978
----------------------------------------                     ------------------
(State or other jurisdiction of                              (I.R.S. Employer
incorporation or organization)                               Identification No.)



                     10200 Ford Road, Dearborn,  MI  48126
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
(United States Dollars)


------------------------------------------------------------------------------------------------
                                                                  October 31,       April 30,
                                                                     1998             1998
------------------------------------------------------------------------------------------------
Assets

Current
  Cash                                                        $       300,782  $          53,043
  Accounts receivable                                                 606,739            460,558
  Insurance claim receivable                                                0            435,290
  Subscriptions receivable                                                  0             25,000
  Inventory                                                            37,576            108,265
------------------------------------------------------------------------------------------------
                                                                      945,097          1,082,156
Distillation Unit                                                   2,024,706          2,024,706
Capital Assets                                                      3,597,232          2,990,373
Deferred Finance Charges and Other Assets                             331,042            146,413
------------------------------------------------------------------------------------------------

                                                              $     6,898,077  $       6,243,648
------------------------------------------------------------------------------------------------

Liabilities

Current
  Accounts payable and accrued liabilities                    $       832,681  $         838,966
  Accrued oil and waste treatment costs                               121,792            450,444
  Current portion of long-term debt                                   645,486            595,309
------------------------------------------------------------------------------------------------

                                                                    1,599,959          1,884,719
Long-Term Debt                                                      3,538,309          2,016,510
------------------------------------------------------------------------------------------------

                                                                    5,138,268          3,901,229
------------------------------------------------------------------------------------------------

Shareholders' Equity


Common stock, $0.001 par value; 100,000,000 shares                     19,688             18,901
authorized, 4,921,917 and 4,718,942 (post reverse split)
shares issued and outstanding at October 31, 1998 and April
30, 1998, respectively

Additional paid-in capital                                         23,252,559         22,566,414
Accumulated deficit                                               (21,512,438)       (20,242,896)
------------------------------------------------------------------------------------------------

                                                                    1,759,809          2,342,419
------------------------------------------------------------------------------------------------

                                                              $     6,898,077  $       6,243,648
------------------------------------------------------------------------------------------------

See notes to consolidated statements.

RICH COAST, INC.
Consolidated Statements of Operations
(Unaudited)
(United States Dollars)

--------------------------------------------------------------------------------------------------



                                            Three Months                     Six Months
                                           Ended October 31,               Ended October 31,
                                          1998            1997            1998           1997
--------------------------------------------------------------------------------------------------

Sales                                    $  534,537      $  642,912     $ 1,140,028     $1,204,698
Cost of Sales (exclusive of
 depreciation)                              315,341         240,014         627,921        500,147
--------------------------------------------------------------------------------------------------

Gross Profit                                219,196         402,898         512,107        704,551

--------------------------------------------------------------------------------------------------

  Interest - beneficial conversion
   feature                                   77,654               0         655,307              0
  Salaries and wages                        234,236         251,749         471,251        492,472
  Interest                                   88,612          60,603         193,304        114,490
  Office and general                         20,957          31,408          55,658         77,865
  Consulting and financing fees              20,258          45,722         164,228        169,683
  Audit, accounting and legal                63,829          20,722         114,523         43,775
  Travel                                     39,319          21,282          91,537         37,373
  Property taxes                             19,137          35,230          61,100         52,538
  Insurance                                  18,035          28,256          48,663         60,877
  Utilities                                  19,026          22,770          37,669         52,553
  Telephone and facsimile                    18,979           7,248          28,727         15,138
  Advertising and shareholder                92,378           1,770          97,147          3,776
   relations
  Bad debts                                       0           1,013               0          2,223
  Depreciation                               68,487          65,627         137,465        131,791
--------------------------------------------------------------------------------------------------

                                            780,907         593,400       2,156,579      1,254,554
--------------------------------------------------------------------------------------------------


Loss Before Other Items                    (561,711)       (190,502)     (1,644,472)      (550,003)
--------------------------------------------------------------------------------------------------

Other Items
  Gain on fire                               89,343               0          89,343              0
Accrued oil and waste treatment
    cost reversal                           285,588               0         285,588              0
--------------------------------------------------------------------------------------------------

                                            374,931               0         374,931              0
--------------------------------------------------------------------------------------------------

Loss For Period                          $ (186,780)     $ (190,502)    $(1,269,541)    $ (550,003)
--------------------------------------------------------------------------------------------------

Loss Per share Before
  Other Items                            $    (0.11)     $    (0.04)    $     (0.34)    $    (0.13)
Gain Per Share on Other Items                  0.07            0.00            0.07           0.00
--------------------------------------------------------------------------------------------------

Loss Per Share                           $    (0.04)     $    (0.04)    $     (0.27)    $    (0.13)
--------------------------------------------------------------------------------------------------

Weighted Average Number of Shares
  Outstanding (post-reverse split)        4,891,791       4,147,578       4,792,112      4,089,803
--------------------------------------------------------------------------------------------------

See notes to consolidated financial statements.

RICH COAST, INC.
Consolidated Statements of Cash Flows
(Unaudited)
(United States Dollars)


------------------------------------------------------------------------------------------------
                                                                            Six Months
                                                                          Ended October 31,
                                                                       1998              1997
------------------------------------------------------------------------------------------------
Net Cash Used in Operating Activities                            $    (396,705)    $    (304,223)
------------------------------------------------------------------------------------------------

Investing Activities
  Capital asset additions                                             (744,324)         (124,461)

------------------------------------------------------------------------------------------------
Financing Activities

  Deferred finance charge                                             (184,629)          (38,637)
  Issue of capital stock for cash                                      156,729                 0
  Proceeds from convertible debenture                                1,500,000           486,967
  Repayment of long-term debt                                          (83,332)          (27,488)
------------------------------------------------------------------------------------------------

                                                                     1,388,768           420,842
------------------------------------------------------------------------------------------------

Increase (Decrease) in Cash                                            247,739            (7,842)
Cash, Beginning of Period                                               53,043            12,919
------------------------------------------------------------------------------------------------

Cash, End of Period                                              $     300,782     $       5,077
------------------------------------------------------------------------------------------------

Supplemental Information
  Interst paid                                                   $     127,695     $     107,437
  Income taxes                                                               0                 0
------------------------------------------------------------------------------------------------

See notes to consolidated financial statements.

RICH COAST, INC.
Notes to Consolidated Financial Statements
October 31, 1998 and April 30, 1998
(Unaudited)
(United States Dollars)
--------------------------------------------------------------------------------



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

2.  CAPITAL STOCK

    (a) Authorized  100,000,000 common shares of $0.001 par value

    (b)  Issued during the period:



--------------------------------------------------------------------------------------------------
                                                   Number          Price Per
                                                 of Shares          Share ($)          Amount
--------------------------------------------------------------------------------------------------
                                                (post reverse
                                                   split)
Six Months Ended October 31, 1997
Shares issued
  For services                                         103,550             $1.36         $142,910
  Financing fees                                        12,500             $1.00           12,500
  Forbearance of interest                               25,000             $0.01              200
  Settlement of debt                                   130,300             $0.77          $99,709
-------------------------------------------------------------------------------------------------

                                                       271,350                            255,319
-------------------------------------------------------------------------------------------------

Six Months Ended October 31, 1998
Shares issued
  For cash  options                                    167,750             $0.86         $144,755
  Interest on notes                                     33,349             $1.27           42,176
-------------------------------------------------------------------------------------------------

                                                       201,099                           $186,931
-------------------------------------------------------------------------------------------------

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

The Company booked $89,343 as gain on fire, which represents funds received from insurance settlement. The funds were based on a decline in asset values suffered in a fire. As a result, the cost basis of these assets was reduced along with accumulated depreciation and a gain resulted. The Company also booked a $285,588 gain from accrued waste and oil treatment cost adjustment, which was merely a change from a previous estimate of the treatment cost.

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


Proposal Number One:
-------------------

     The affirmative vote of a majority of the Company's outstanding shares of Common Stock was necessary to amend Article II of the Company's Articles of Incorporation to authorize preferred stock. The votes were cast as follows:



                      % of                                % of                               % of
                     shares                              shares                             shares
     FOR           outstanding         AGAINST         outstanding        ABSTAIN         outstanding
--------------  ----------------  ----------------  ----------------  --------------  ------------------
   1,329,887         27.3%             828,085            17.0%            95,534             1.9%



Proposal Number Two:
-------------------

     The affirmative vote of a majority of the shares of Common Stock represented at the meeting was necessary to approve the potential issuance of an aggregate number of shares of the Company's Common Stock exceeding 20% of the shares of Common Stock outstanding on July 8, 1998. The votes were cast as follows:


                      % of                                % of                               % of
                     shares                              shares                             shares
     FOR          represented         AGAINST         represented        ABSTAIN         represented
--------------  ----------------  ----------------  ----------------  --------------  ------------------
   1,344,980         59.7%            803,866            35.7%           104,660             4.6%



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


                                   RICH COAST INC.



Date:  March 25, 1999              by: /s/ James P. Fagan
                                       ----------------------------------------
                                       James P. Fagan, President



Date:  March 25, 1999              by: /s/ Michael M. Grujicich
                                       ----------------------------------------
                                       Michael M. Grujicich, Chief Financial
                                       and Accounting Officer