Form 10QSB/A
period 1999-01-31
RICH COAST INC
filed 1999-03-26
CIK 814186

               UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549
                              FORM 10-QSB/A No. 1

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
          For the quarterly period ended January 31, 1999
          OR
( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
          For the transition period from _________ to ___________.

COMMISSION FILE NUMBER:  0-15859
                         -------


                                RICH COAST INC.
                        -------------------------------
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
YES  X    NO
    ---      ------

The number of shares outstanding of the issuer's classes of common equity, as of January 31, 1999 is 6,036,318 shares of Common Stock.

Transitional Small Business Disclosure Format (check one):     YES       NO  X
                                                                   ----     ---

                         PART I - FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS
          --------------------

RICH COAST, INC.

Interim Consolidated Financial Statements
January 31, 1999
(Unaudited)

RICH COAST, INC
Consolidated Balance Sheets
(Unaudited)
(U.S. Dollars)


--------------------------------------------------------------------------------------------------------------
                                                                               January 31,           April 30,
                                                                                  1999                 1998
--------------------------------------------------------------------------------------------------------------

Assets

Current
  Cash                                                                       $     13,745         $     53,043
  Accounts receivable                                                             583,418              460,558
  Insurance claim receivable                                                            0              435,290
  Shares subscription receivable                                                        0               25,000
  Inventory                                                                        37,576              108,265
--------------------------------------------------------------------------------------------------------------

                                                                                  634,739            1,082,156
Distillation Unit                                                               2,024,706            2,024,706
Property and Equipment, at cost (net)                                           3,510,469            2,990,373
Deferred Finance Charges and Other Assets                                         302,049              146,413
--------------------------------------------------------------------------------------------------------------

                                                                             $  6,471,963         $  6,243,648
--------------------------------------------------------------------------------------------------------------

Liabilities

Current
  Accounts payable and accrued liabilities                                   $    869,131         $    838,966
  Accrued oil and waste treatment costs                                           184,589              450,444
  Current portion of long-term debt                                                52,218              595,309
--------------------------------------------------------------------------------------------------------------

                                                                                1,105,938            1,884,719
Long-Term Debt                                                                  3,531,724            2,016,510
--------------------------------------------------------------------------------------------------------------

                                                                                4,637,662            3,901,229
--------------------------------------------------------------------------------------------------------------



Stockholders' Equity

    Common stock, $0.001 par value;
    100,000,000 shares authorized, 6,036,366 and 4,718,942 (post                   20,802               18,901
    reverse split) shares issued and outstanding at January 31,
    1999 and April 30, 1998, respectively


  Additional paid-in capital                                                   24,007,492           22,566,414
  Accumulated deficit                                                         (22,193,993)         (20,242,896)
--------------------------------------------------------------------------------------------------------------

                                                                                1,834,301            2,342,419
--------------------------------------------------------------------------------------------------------------

                                                                             $  6,471,963         $  6,243,648
--------------------------------------------------------------------------------------------------------------

        See notes to financial statements.

RICH COAST, INC.
Consolidated Statements of Operations
(Unaudited)
(U.S. Dollars)

------------------------------------------------------------------------------------------------------------------


                                                      Three Months                         Nine Months
                                                    Ended January 31,                    Ended January 31,
------------------------------------------------------------------------------------------------------------------
                                                 1999               1998               1999              1998

Sales                                           $  565,188          $  813,761       $ 1,705,216        $2,018,459

Cost of Sales (exclusive of
  depreciation)                                    415,779             416,939         1,043,700           917,086

Gross Profit                                       149,409             396,822           661,516         1,101,373

Expenses
  Interest - beneficial conversion
    feature                                        109,457              32,054           764,764           130,514
  Salaries and wages                               295,603             180,186           766,854           672,658
  Consulting and finance fees                       17,589               3,242           181,817           148,852
  Interest                                          86,449              72,874           279,753           211,437
  Insurance                                         22,059              24,029            70,722            84,906
  Utilities                                         33,454              36,823            71,123            89,376
  Audit, accounting and legal                       66,349              61,191           180,872           104,966
  Travel                                            10,111              13,902           101,648            51,275
  Office and general                                40,395              53,362            96,053           132,997
  Property taxes                                    20,105              19,421            81,205            71,959
  Telephone and facsimile                           20,494               9,257            49,221            24,395
  Advertising and shareholder relations             26,281               2,000           123,428             4,006
  Bad debts                                              0                 564                 0             2,787
  Depreciation                                      82,619              65,076           220,084           196,867
------------------------------------------------------------------------------------------------------------------

                                                   830,965             573,981         2,987,544         1,926,995
------------------------------------------------------------------------------------------------------------------

Loss Before Other Items                           (681,556)           (177,159)       (2,326,028)         (825,622)
------------------------------------------------------------------------------------------------------------------

Other Items
  Gain on fire insurance claim                           0             237,500            89,343           237,500
  Accrued oil and waste treatment cost
    reversal                                             0                   0           285,588                 0
------------------------------------------------------------------------------------------------------------------

                                                         0             237,500           374,931           237,500
------------------------------------------------------------------------------------------------------------------

Income (Loss) for Period                        $ (681,556)         $   60,341       $(1,951,097)       $ (588,122)
------------------------------------------------------------------------------------------------------------------

Loss Per Share Before Other Items                   $(0.14)             $(0.04)           $(0.48)           $(0.20)
------------------------------------------------------------------------------------------------------------------

Gain Per Share on Other Items                        $0.00               $0.05             $0.08             $0.06
------------------------------------------------------------------------------------------------------------------

Income (Loss) Per Share                             $(0.14)              $0.01            $(0.40)           $(0.14)
------------------------------------------------------------------------------------------------------------------

Weighted Average Number of Shares
  Outstanding (Post Reverse Split)               4,960,062           4,395,145         4,848,094         4,224,930
------------------------------------------------------------------------------------------------------------------

        See notes to financial statements.

RICH COAST, INC.
Consolidated Statements of Cash Flows
(Unaudited)
(U.S. Dollars)

----------------------------------------------------------------------------------------------------------------
                                                                                        Nine Months
                                                                                      Ended January 31,
----------------------------------------------------------------------------------------------------------------
                                                                                   1999               1998


Net Cash Used in Operating Activities                                              $ (700,575)         $(465,058)
----------------------------------------------------------------------------------------------------------------

Investment Activity
  Capital asset additions                                                            (748,468)          (117,300)
----------------------------------------------------------------------------------------------------------------

Financing Activities
  Collection subscriptions receivable                                                  25,000                  0
  Issue of capital stock for cash                                                     187,955            138,700
  Proceeds from convertible debenture                                               1,500,000            526,950
  Repayment of long-term debt                                                         (95,642)           (31,085)
  Deferred finance charge                                                            (207,568)           (44,828)
----------------------------------------------------------------------------------------------------------------

                                                                                    1,409,745            589,737
----------------------------------------------------------------------------------------------------------------

Increase (Decease) in Cash                                                            (39,298)             7,379
Cash, Beginning of Period                                                              53,043             12,919
----------------------------------------------------------------------------------------------------------------

Cash, End of Period                                                                $   13,745          $  20,298
----------------------------------------------------------------------------------------------------------------

Supplemental information
  Interest paid                                                                    $  198,296          $ 111,437
----------------------------------------------------------------------------------------------------------------

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

2.    CAPITAL STOCK

     (a) Authorized  100,000,000 common shares of $0.001 par value

     (b) Issued during the period:


         ----------------------------------------------------------------------------------------------------------
                                                                   Number            Price Per
                                                                  of Shares          Share ($)          Amount
         ----------------------------------------------------------------------------------------------------------
                                                                (post reverse
                                                                   split)
         Nine Months Ended January 31, 1998
         Shares issued


           For cash, options and warrants                              155,432              $0.88          $138,700
           For services                                                103,653              $1.36           141,874
           Financing fees                                               12,512              $1.00            12,500
           Forbearance of interest                                      25,025              $0.01            25,000
           Settlement of debt                                          130,430              $0.77            99,709

                                                                       427,052                             $417,783
         ----------------------------------------------------------------------------------------------------------

         Nine Months Ended January 31, 1999
         Shares issued
           For cash - options                                          229,626              $0.83          $187,955
           Interest on notes                                            47,499              $1.22            58,024
           Settlement of debt                                        1,040,299              $0.67           697,000

                                                                     1,317,424                             $942,979
         ----------------------------------------------------------------------------------------------------------

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

Changes in Financial Condition
------------------------------

The Company's net tangible assets have improved to $1,834,301 from $1,634,168 last quarter, mostly as a result of converting $697,000 of promissory notes into 1,040,299 Rich Coast common shares and offset by $681,556 of net loss for the quarter. The Company still intends to hold a shareholder's meeting, now tentatively scheduled for April 30, 1999, to vote on approval of issuance of preferred shares. Management has been assured that the holders of $1,500,000 in convertible debentures intend to convert to preferred stock, thus improving the Company's net tangible assets by that amount. The Company found it necessary to postpone its meeting previously scheduled for January 1999.

In February 1999, the Company's shares were de-listed from Nasdaq. The Company is appealing the Nasdaq decision to de-list its shares.

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

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K
          --------------------------------

(a)  Exhibit 3(i) - Articles of Incorporation. (1)

     Exhibit 3(ii) - Bylaws. (1)

     Exhibit 27.1 - Financial Data Schedule.  Filed previously.
----------
(1) Incorporated by reference from Registration Statement on Form S-3, File No. 333-63289, filed with the SEC on September 11, 1998.


(b) Reports on Form 8-K: During the quarter ended January 31, 1999, the Company filed no reports on Form 8-K.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Form 10-QSB/A No. 1 for 1/31/99 to be signed on its behalf by the undersigned thereunto duly authorized.

                                   RICH COAST INC.



Date: March 25, 1999              by: /s/ James P. Fagan
                                  --------------------------------------------
                                  James P. Fagan, President



Date: March 25, 1999              by: /s/ Michael M. Grujicich
                                  --------------------------------------------
                                  Michael M. Grujicich, Chief Financial
                                       and Accounting Officer