Form 10KSB
period 1999-04-30
RICH COAST INC
filed 1999-08-13
CIK 814186

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

(Mark One)

[X] ANNUAL REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT 1934 FOR THE FISCAL YEAR ENDED APRIL 30, 1999

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD OF _____ TO _____.

Commission File Number:    0-15859

                                 Rich Coast Inc.
                 (Name of small business issuer in its charter)

                   Nevada                              91-1835978
         State or other jurisdiction of             (I.R.S.Employer
         Incorporation or organization              Identification No.)

                    10200 Ford Road, Dearborn, Michigan 48126
                    (Address of principal executive offices)

Issuer's telephone number:   313-582-8866
Securities registered under Section 12(b) of the Act:  None

              Securities registered under Section 12(g) of the Act:

                          Common Stock, $.001 Par Value
                          -----------------------------
                                (Title of Class)

Check whether the Issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
         Yes[x]            No[ ]

Check here if there is no disclosure filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

Issuer's revenues for its most recent fiscal year:  $2,267,452

At July 26, 1999 there were 6,316,318 shares of the Registrant's $.001 par value Common Stock ("Common Stock"), the only outstanding class of voting securities, outstanding. Based on the closing price of the Common Stock as reported by Nasdaq on July26, 1999, the aggregate market value of Common Stock held by non-affiliates of the Registrant was approximately $1,389,590.

Transitional Small Business Disclosure Format (check one):    Yes [ ]   No[x]

                                 Rich Coast Inc.
                                   Form 10-KSB

                                     Part I

Item 1.   Description of Business

General Development of Business

Rich Coast Inc. (the "Company" and/or "Rich Coast") is a non-hazardous waste treatment and disposal facility. Effective July 14,1998 the Company reincorporated in the State of Nevada and now operates under the General Corporation Law of the State of Nevada. Rich Coast's executive office is located at 10200 Ford Road, Dearborn, MI. 48126. All of Rich Coast's operations are located in Dearborn, Michigan at 10200 Ford Road and 6011 Wyoming Avenue.

Until 1992, the Company's primary focus was exploration and development of natural resource properties. The Company was initially incorporated in the Province of British Columbia and through 1996 operated under the name of Rich Coast Resources Ltd. Effective February 25, 1997 the Company was reincorporated in Delaware under the name Rich Coast Inc.

In 1992, the Company began activities in the environmental industry. Pursuant to an agreement dated August 31, 1992, the Company, through its wholly-owned subsidiary Rich Coast Resources Inc. ("RCRI"), a Michigan corporation, formed "Waste Reduction Systems" ("WRS"), a general partnership under the Michigan Uniform Partnership Act, together with Integrated Waste Systems Inc. ("IWS") of Bloomfield Hills, Michigan and The Powers Fagan Group, Inc. ("P&F") of East Lansing, Michigan.

The purpose of the partnership was to design, develop, construct and operate a sludge processing system and/or bulk distillation and fractionalization system for waste processing. On July 9, 1993, Waste Reduction commenced commercial operation of its Dearborn, Michigan plant. The plant was designed to treat non-hazardous industrial sludge produced by the many industrial plants located in Michigan and nearby states.

Pursuant to an Agreement of Merger, the Company acquired WRS's operations by merger of two of its partners, IWS and P&F, into its third partner, RCRI (the "Merger"), in a transaction intended to qualify as a tax-free reorganization. The Merger was effective as of December 26, 1995, the date on which the Certificate of Merger was accepted by the Michigan Department of Commerce. For accounting and certain other purposes, the Merger was effective as of October 31, 1995.

In connection with the Merger, three of the six directors resigned from the Company's Board of Directors effective January 15,1996. Robert W. Truxell and James P. Fagan, principals of IWS and P&F respectively, were elected as directors and officers of the Company. See "Management"

Following the Merger, the Company's principal operations have been conducted through RCRI and its activities and property interests in the natural resource industry have been eliminated.

On January 16,1996, the Company acquired a new plant and processing facility located in Dearborn, Michigan from Mobil Oil Corporation (the "Wyoming Terminal Facility"). As part of this acquisition the Company acquired more than nine million gallons of tank capacity which, when combined with the increased processing capacity, will allow the Company to pursue much larger contracts. The company also acquired a 17-mile product pipeline from the facility to the Detroit River, which gives the Company access to the St. Lawrence Seaway and The Great Lakes Waterway System. This will allow the Company to ship and receive product from waste generators and customers throughout the world. To fund the acquisition the Company completed a $2.0 million senior secured debt financing with a private investor. The five-year financing bears interest at 10%, may be prepaid at any time without penalty, and is secured by the Wyoming Terminal Facility.

Effective January 1, 1997 James P. Fagan was appointed as President and Chief Executive Officer replacing Robert W. Truxell as Chief Executive Officer. Mr. Truxell remains as Chairman of the Board of Directors.

During Rich Coast's fiscal year ended April 30, 1998, $696,894 was received from a private placement of 10% eighteen-month convertible promissory notes. Resultant funds were used to start facilitation of the Wyoming Terminal Facility.

In August 1997 Randall Pow resigned as a director of the Company. Recognizing a need to strengthen its Board membership while filling the newly created vacancy, Rich Coast announced the appointment of Mr. George Nassos to its Board of Directors on August 7, 1997. With his extensive background in the environmental industry including over eleven years with the Chemical Waste Management subsidiary of Waste Management, Inc., Mr. Nassos is capable of expanding the Company's business base through his many industry contacts and of developing strategies to grow the Company more rapidly.

Since November 3, 1997 when the new one million-gallon biological treatment system went into operation at the Company's Wyoming Terminal Facility, the Company has achieved significant gains in revenue. In the case of one customer, revenue of $166,000 was realized from that single customer in January 1998, the first month of bio plant operation. Revenue from the quarter ended April 30, 1998 and for the year ended April 30, 1998 totaled $528,624 and $2,547,083, respectively. These amounts are lower than expected due to shut down of part of the Company's operations to repair damage from a fire on December 15, 1997 at its Ford Road facility. Management believes that the fire-damaged building has been repaired to better than its previous condition and this improvement is reflected in an increased asking price for the Ford Road property, which is listed for sale. The Company has recovered $435,290 via its insurance settlement.

The expected offer to purchase the Company's Ford Road facility was received and signed by both parties on October 20, 1998. The offer was contingent upon the Buyer's receipt of a federal government guaranteed manufacturer's loan approval and completion of an environmental risk assessment within ninety days from the October 20, 1998 date of offer, however the Buyer did not qualify for the federal guarantee and is seeking financing alternatives. Upon closing of the sale, all Dearborn operations will be consolidated at the Company's Wyoming Avenue terminal site and will allow significant savings to be realized. Relocation and consolidation of operations also include expansion of capability by installation of a 250 gallon per minute primary wastewater treatment system which provides a unique new method for separation of liquid waste streams and pumpable waste streams containing a mixture of liquids and solids.

Production operations of Rich Coast's new 250 gallon per minute chemically enhanced air sparged hydrocyclone system, for separation of liquid waste streams and pumpable waste streams containing a mixture of liquids and solids, has been underway since early July 1998 with very encouraging results. This production system has also been used to demonstrate waste processing to prospective customers. Demonstrations have been highly successful in separation and recovery of wastes discharged by slaughterhouse operations and by the paper/pulp industry. On-customer-site installations are now planned for both industries with the initial installation now underway at a slaughterhouse in Michigan. Results are expected to be very profitable for both the customer and Rich Coast but most significant to the future of Rich Coast is that the Company can go worldwide with installations without having to depend on trucking companies and brokers to bring business into the Company's facility.

Currently Rich Coast is resuming its demonstration run at the slaughterhouse in Michigan after being shut down until an air discharge permit was resolved. Tangible results should be defined by October 1, 1999 and, if as successful as initial runs have indicated, the demonstration system will be expanded to increase capacity. When sufficient capacity is assured, installations at four additional sites are anticipated.

Additionally, Rich Coast has been paid to engineer and demonstrate a system at a large Michigan pulp-paper company. This work has been completed and a contract for a production installation is now being negotiated.

Ford Road Facility

The total site area at the Ford Road location comprises approximately 3.5 acres and includes a 23,000 square foot steel and brick building in which the treatment plant is located. The site has ample parking and room for tanker trucks to maneuver. WRS entered into 7 year land contract in 1993 for the building at a rate of $4,754 per month and a renewable 7 year lease which will cause the land to be titled to WRS for $1.00, either after satisfactory clean-up by others or after 91 years. Non-hazardous wastes in the form of sludges, oil wastes, drum and pallet loads, waste waters and leachates are treated at Ford Road for disposal to the Detroit sewage system, the Browning-Ferris Industries landfill at Arbor Hills, Michigan or as a recycled oil product. Capacity at the Ford Road site presently is limited due to incoming truck traffic. In the future, oily wastes will be diverted to the Wyoming Terminal Facility, as will be much of the waste and leachate. Ford Road will expand its capability (which involves only modest physical changes) to process wastes that require shredding and for wastes that require a pit or mixing floor for processing prior to disposal. When the Company consolidates its operations at the Wyoming Terminal Facility, the Company will be able continue its expanded capability at that site.

Rich Coast Inc. Pipeline

The 17-mile long pipeline from Rich Coast's Wyoming Avenue site to Mobil's Woodhaven Terminal Facility was purchased knowing that some repairs probably would be required. The price of the pipeline sale to Rich Coast was reduced as consideration for repairs to be paid for by Rich Coast Inc. Before the pipeline is repaired, Rich Coast must be assured that a viable terminalling agreement can be negotiated with Mobil Oil Corp. An agreement exists at present between Mobil and Rich Coast Resources, Inc. which was and still is a corporation domiciled in Michigan and controlled by Rich Coast Inc.; however, the existing terminalling agreement contains terms that are unacceptable to Rich Coast and would make utilization of the pipeline uneconomical and the Company and Mobil are in litigation regarding the agreement. See "Legal Proceedings." When and if an acceptable terminalling agreement can be reached, the Company still will require a long term contract with several large volume users to justify barge shipments throughout the Great Lakes Region and the St. Lawrence Seaway. When the Wyoming Avenue facility is fully on stream, it is anticipated that pipeline repairs and an acceptable terminalling agreement will be pursued.

Wyoming Terminal Facility

When the Wyoming Terminal Facility came on the market, Rich Coast was faced with an unprecedented opportunity but without adequate funding to acquire and facilitate the property. Realizing that to replicate the Wyoming Terminal facility at a later date would be prohibitively expensive and time consuming, Rich Coast borrowed $2,000,000 and acquired Mobil's 17 acres in the heart of the automobile industry. This acreage included 12 storage tanks, six tanker truck loading and unloading racks which connect to all tanks, a one million gallon per day sewer permit, a supportive community which allows industrial zoning and expansion permits plus the pipeline to the Detroit River which gives Rich Coast the opportunity to service the entire east coast of the United States.

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

In the past three fiscal years the Company estimates it has spent $100,000 per year on Research and Development.

The Company currently has 14 full time employees and no part time employees.

Item 2.   Description of Property

See discussion above under "Description of Business- General Development of Business."

Item 3.   Legal Proceedings

On or about December 29, 1997 the Company was served with a complaint filed against it in U.S. District of Michigan by Mobil Oil Corporation. The Complaint alleges breach of contract by the Company in connection with a Terminalling Agreement dated May 18, 1995 relating to through-put fees at Mobil's Woodhaven, Michigan facility. The dispute under the Terminalling Agreement will not affect the Company's purchase of the Mobil terminal, which occurred January 15, 1996, and should not be confused with the Mobil terminal. Management expects the Terminalling Agreement to be terminated and the claims to be settled out of court prior to September 1, 1999.

On December 30, 1997 an unrelated complaint was filed against the Company and two of its directors personally in U.S. District Court for the Eastern District of Michigan by Comer Holdings Ltd., an Irish corporation ("Comer"), in which Comer claims, among other things, breach of contract relating to an alleged loan made to the Company in 1994. The Company settled the suit by granting Comer 250,000 shares of common stock and promising to remit future payments totalling $50,000 U.S. funds.

Item 4.   Submission of Matters to a Vote of Security Holders

On May 26, 1999 a special shareholders meeting was held to vote on approval of issuance of preferred shares so that holders of $1,500,000 in convertible debenture could convert to preferred stock thus improving the Company's net tangible assets. The approval was received via a favorable vote from 50.12% of outstanding shares.

Item 5.   Market for the Registrant's Common Stock and Related Stockholder
          Matters

Market Information

 The Common Stock of the Company is listed on the OTC Market under the trading symbol "KRHC". The following table sets forth the high and low bid prices of the Company's Common Stock during the periods indicated. All amounts reflect prices adjusted for the one-for-four reverse split which was effective June 19, 1998.

OTC Market

       Calendar                  High Bid Price   Low Bid Price
       --------                  --------------   -------------
1999   April 1-June 30           0.44             0.22
       January 1-March 31        1.38             0.37

1998   April 1-June 30           3.88             1.44
       January 1-March 31        3.88             1.38

1997   October1- December 31     2.00             0.74
       July 1- September 30      2.75             0.75
       April 1-June 30           1.36             1.00
       January 1- March 31       1.76             0.80

The closing bid price of the OTC Common Stock on July 26, 1999, was $.22/share.

Holders

As of July 26, 1999, there were approximately 4750 holders of the Company's Common Stock, and he number of shares issued and outstanding was 6,316,318.

Dividends

During the two most recent fiscal years, the Company has not declared or paid cash or other dividends on its Common Stock. The Company does not expect to pay any dividends in the near future. The Company is prohibited from paying dividends on its Common Stock while certain long-term indebtedness remains outstanding.

Items 6. Management's Discussion and Analysis of Financial Condition and Results of Operations

The Company entered into a new development stage when Rich Coast Resources, Ltd., Integrated Waste Systems and the Powers Fagan Group merged with an effective financial start date of October 31, 1995. At that time the main business focus became treatment of non-hazardous wastes. All remaining mining, gas and oil related businesses were disposed of in fiscal year 1997 without any gain or loss to the Company.

As a result of acquiring the Mobil Oil Corporation terminal in Dearborn, Michigan and redomiciling of the Company from British Columbia, Canada to Delaware, U.S.A., the Company reorganized into the parent company, Rich Coast Inc. and four subsidiaries corporations identified as:

                  Rich Coast Resources, Inc.

                  RichCoast Oil, Inc.
                  Waste Reduction Systems, Inc.
                  Rich Coast Pipeline, Inc.

On June 19, 1998, the Company reverse split its Common Stock one-for-four. Effective July 14, 1998 the Company incorporated in the state of Nevada.

On February 17, 1999, the Company's shares were de-listed from the NASDAQ Small Cap Market due to share price falling below $1.00 and net tangible shareholder's assets falling below $2,000,000. Those deficiencies are expected to be corrected before calendar year end and the Company has so informed NASDAQ. NASDAQ has agreed to review the de-listing decision later this calendar year.

Fiscal Years Ended April 30, 1999 and 1998

Revenues and Results of Operations

Rich Coast's revenue for its fourth quarter ending April 30, 1999 was $562,236 and brings 1999 fiscal year revenue to $2,267,452. This is a decrease of $279,631 from fiscal year 1998. Fourth quarter results were up $33,612 from the earlier period. A loss for the fourth quarter of $621,399 significantly contributes to the loss for fiscal year 1999 of $2,572,496.

Revenues for Rich Coast's 1999 fiscal year ending April 30, 1999 are down 11% from the 1998 fiscal year, and are disappointing and unacceptable to Rich Coast management.
The Company experienced a loss of $2,572,496 for the 1999 fiscal year, compared to a loss of $1,373,921 for the 1998 fiscal year. Interviews with customers and analysis of conditions show that consolidations in the industry have resulted in larger but lower profit margin contracts between generators and the largest waste disposal companies in the Detroit, Michigan area. For the most part waste generators are manufacturers involved in the automotive industry where the trend has been and continues to be toward doing business with highly integrated Tier I companies, i.e., well financed companies that handle both hazardous and non-hazardous wastes and have both landfills and truck fleets. Rich Coast's financing is far too expensive to allow the company to compete in such a low profit margin business. This situation has not evolved overnight and Rich Coast's management has been exploring various technologies that could provide a higher profit margin as well as some business exclusivity. That technology has been identified and demonstrated successfully at a slaughterhouse, a paper pulp company and at a grease trap processing company. All three demonstrations went exceedingly well and have resulted in several requests for quotations for systems incorporating Rich Coast's propiertary process which is a chemical air sparged system (CASS) that separates liquids and solids to reduce, dramatically, total fats, oils and greases (FOG); biological oxygen demand (BOD); and chemical oxygen demand (COD). Rich Coast will sell, lease or provide and operate systems. Funding requirements for manufacturing the (CASS) systems are minimal as a result of Rich Coast's utilization of manufacturing facilities at a local company experienced in fabricating similar equipment.

The closing for the sale of the Company's Ford Road facility has been indefinitely delayed due to financing problems encountered by the potential purchaser. Currently that potential purchaser still wants to conclude the purchase and is attempting to collect some past due receivables to do so. In the meantime Rich Coast is pursuing additional funding necessary to making the transition from an in-house processor of non-hazardous wastes to a company focused on installing waste treatment systems at off-site locations.

Changes in Financial Condition

The Company's net tangible assets reduced to $1,041,260 from $2,210,006 last fiscal year. Additional equity financing presently being negotiated looks promising and likely to occur during the quarter ending October 31, 1999. If received, that funding will increase Rich Coast's net tangible assets to beyond the NASDAQ small cap listing requirement of $2,000,000.

Rich Coast's latest business plan reflects the dramatic change in operations described earlier wherein all waste treatment operations will be performed at generator's plants involved in meat processing, pulp-paper and chemical operations. Profit margins from contracts now being negotiated will be significantly improved compared to current operations and projections based on these improved margins are justification for the expected and required new equity funding. Within four months of receiving this contemplated funding, Rich Coast is forecasting profitable operations and a much more rapid growth rate.

SUMMARY

4th QUARTER REVENUE (ending 4/30/99)        $  562,236

                  Net Loss for Quarter      $  621,399

REVENUES FOR FISCAL YEAR ENDING 4/30/99     $2,267,452

                  Net Loss for Year         $2,572,496

Forward-Looking Statements

The following cautionary statements are made pursuant to the Private Securities Litigation Reform Act of 1995 in order for Rich Coast to avail itself of the "safe harbor" provisions of that Act. Discussions and information in this document which are not historical facts should be considered forward-looking statements. With regard to forward-looking statements, including those regarding the potential revenues from the commercialization of the biological treatment system, the continuing increase in revenues and business prospects or any other aspect of Rich Coast, be advised that actual results and business performance may differ materially from that projected or estimated in such forward-looking statements. Rich Coast has attempted to identify in this document certain of the factors that it currently believes may cause actual future experience and results to differ from its current expectations. In addition to the risks cited, differences may be caused by a variety of factors, including but not limited to, adverse economic conditions, entry of new and stronger competitors, inadequate capital and the inability to obtain funding from third parties, unexpected costs and failure to capitalize upon access to new clientele.

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

Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

            None.


                                    PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act

The names, ages, municipalities of residence, positions with the Registrant, and principal Occupations of the directors and executive officers of the Registrant as July 14, 1999 are as follows:



Name, Age and
Municipality Residence              Office                             Principal Occupation
----------------------              ------                             --------------------
Robert W. Truxell          Chairman of the  Board             Chairman and Chief Executive Officer
Bloomfield Hills, MI       and Director since January         of Rich Coast, Inc., 1995-1996;
Age: 74                    1997 and Secretary since           President of Microcel, Inc., 1990-1992; Vice
                           August 1997                        President of General Dynamics, 1983- 1990

James P. Fagan             President and Director since       President and Chief Operating Officer of
Okemos, MI                 January 1996; Chief Executive      Waste Reduction Systems 1992-1995; Vice
Age: 48                    Officer since January 1997         President of The Powers Fagan Group, Inc.
                                                              1990-1996

Thornton J. Donaldson      Resigned as Director effective     Self-employed financial and mining
West Vancouver, B.C.       June 1, 1999; Director since       consultant; President of United Corporate
Age:  69                   June 1984; past President of the   Advisors Ltd. and Director of BYG Natural
                           Company (June 1984- January        Resources Inc. (TSE listed)
                           1996)

Geoffrey Hornby            Resigned as Director effective     Geological Engineer- 10 years experience
Vancouver, B.C.            June 1, 1999; Director since       in the mining field and 23 years experience
Age: 72                    June 1984                          in the forest industry



George P. Nassos           Director since August 1997         Director-Environmental Mgt.
Chicago, IL                                                   Program, Illinois Institute of Technology
Age:  59

Michael M. Grujicich       Chief Financial Officer and        Director Sales Canada-WRS 1993-1996,
Dearborn, MI               Treasurer since August 1996        Director MRPIT, General Dynamics Land
Age: 56                                                       Systems Division 1983-1993, Divisional
                                                              Controller-Rockwell International
                                                              1981-1983


The following are members of the Company's Audit Committee:

                  Robert W. Truxell
                  George P. Nassos
                  Ronald W. Waltz, Comptroller, Rich Coast Inc.


Compliance with Section 16(a) of the Securities Exchange Act of 1934

Section 16(a) of the Securities Exchange Act of 1934 requires the Company's directors and certain of its officers to file initials reports of ownership and reports of changes in ownership with the Securities and Exchange Commission and NASDAQ. Executive officers and directors are required by SEC regulations to furnish the Company with copies of all Section 16(a) forms they file. Based solely on a review of the copies of such forms furnished to the Company and written representations from the Company's executive officers and directors, the Company notes one report on Form 5 was filed late by James P. Fagan, President and CEO for the fiscal year ended April 30, 1998.

Item 10.    Executive Compensation

Compensation and other Benefits of Executive Officers

The following table sets out the compensation received for the fiscal years end April 30, 1997, 1998, and 1999 in respect to each of the individuals who were the Company's chief executive officer at any time during the last fiscal year and the Company's four most highly compensated executive officers whose total salary and bonus exceeded $100,000 (the "Named Executive Officers").

                                                    Summary Compensation Table
-----------------------------------------------------------------------------------------------------------------------------------

                  Fiscal Year Compensation                              Long Term Compensation
-----------------------------------------------------------------------------------------------------------------------------------
                                                                        Awards                                Payouts
                                                                        ------                                -------

                                                                        Securities(1)         Restricted
                                                                        Under                 Shares or                  All other
                                                                        Option/               Restricted      LTIP        Compen-
Name and                             Salary   Bonus   Other Annual      SAR's                 Share Units     Payouts     sation
Principal Position(a)      Year (b)  ($)(c)   ($)(d)  Compensation      granted               ($)(g)          ($)(h)      ($)(i)
Robert W. Truxell/          1999     114,233     0         0             755,662                 0              0            0
Chairman                    1998     117,851     0         0             755,662                 0              0            0
                            1997     113,458     0         0             0                       0              0            0

James P. Fagan              1999     230,000     0         0             556,227                 0              0            0
CEO and President           1998     144,316     0         0             556,227                 0              0            0
                            1997     124,382     0         0             556,227                 0              0            0

-----------------------------------------------------------------------------------------------------------------------------------

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

As part of the Agreement of Merger dated October 31, 1995, the Company entered into an Employment Contract with James P. Fagan pursuant to which he was compensated for serving as the Company's President and Chief Operating Officer commencing in January 1996. Under the contract, Mr. Fagan received a salary of $125,000 per year until January 1, 1997 at which time he became the Company's President and Chief Executive Officer at a salary of $150,000 per year.

Pursuant to Mr. Truxell's Employment Contract, during fiscal 1996 the Board of Directors of the Company authorized the issuance of 360,399 common shares under the Company's 1995 Incentive Compensation Plan (the "1995 Plan"), subject to certain conditions, to Robert W. Truxell and his wife, Linda C. Truxell, for past services rendered by Mr. and Mrs. Truxell on behalf of Waste Reduction Systems, Inc. prior to the Company's merger with WRS effective October 31, 1995. Subsequent to April 30, 1996, the Board of Directors authorized the issuance of 180,200 common shares under the 1995

Plan to James P. Fagan as compensation for his services in connection with the Company's acquisition of the Mobil Facility from Mobil Oil Corporation. Since the shares for both Mr. Fagan and the Truxells were never issued, on July 30, 1997 the Board rescinded the grant of shares. Instead, options to acquire 258, 087 shares were granted to the Truxells, exercisable at $.80 per share for ten years under the 1997 Stock Option and Stock Bonus Plan. In addition, the Truxells received five year warrants exercisable at $.80 to purchase 140,775 shares. Mr. Fagan received options to acquire 129,041 shares exercisable for ten years at $1.00 per share, plus a five year warrant exercisable at $.80 per share to purchase 70,386 shares.

           Option/Stock Appreciation Rights ("SAR") Grants during the most recently completed Fiscal Year

The following table sets out the stock options granted by the Company during the previous fiscal year to the Named Executive Officers of the Company. The following amounts include options that were granted prior to the previous fiscal year but were repriced during that year.


                       Option/SAR Grants in Previous Year
                                Individual Grants
---------------------------------------------------------------------------------------------------
                  Number of         % of Total
                  Securities        Options/SARs
                  Underlying        Granted to
                  Options/SARs      Employees in     Exercise or Base  Market Price on  Expiration
Name              Granted (#)       Fiscal Year      Price ($/Sh)      Date of Grant    Date
----              -----------       -----------      ------------      -------------    ----
Robert W. Truxell  258,087          16.45%            $.80             $1.00           07/30/07
Robert W. Truxell  140,775          8.97%              .80              1.00           07/30/02
Robert W. Truxell  100,000          6.37%             1.00              1.25           01/15/06
Robert W. Truxell   25,000          1.59%             1.00              1.25           05/09/06
Robert W. Truxell   48,675          3.10%              .80              1.00           05/09/06
Robert W. Truxell   50,000          3.19%              .72               .90           07/30/07
Robert W. Truxell   58,125          3.70%              .80              1.00           07/30/07
Robert W. Truxell   75,000          4.78%              .72               .90           09/08/07

James P. Fagan     129,041          8.22%             1.00              1.00           07/30/07
James P. Fagan      70,386          4.48%              .80              1.00           07/30/02
James P. Fagan     100,000          6.37%             1.00              1.00           01/15/06
James P. Fagan      25,000          1.59%             1.00              1.00           05/09/06
James P. Fagan      58,125          3.70%             1.00              1.00           05/09/06
James P. Fagan     125,000          7.96%              .88               .88           09/08/07
James P. Fagan      48,675          3.10%             1.00              1.00           07/20/07

No stock shares or options were granted to the foregoing named executives during this fiscal year ended 4/30/99.

             Aggregated Option/SAR Exercised in Last Financial Year
                      and Fiscal Year-End Option/SAR Values

The following table sets out all Option/SAR exercised by the Named Executive Officers during the most recently completed fiscal year and the Option/SAR values for such persons as of the end of the most recently completed fiscal year.

Aggregated Option/SAR Exercised in Last Fiscal Year and FY-End Option/SAR Values

                                                                       Number of
                                                                       Securities       Value of
                                                                       Underlying       Unexercised
                                                                       Unexercised      Options/SARs at
                                                                       Options/SARs at  FY-End ($)
                                                                       FY-End (#)

                           Shares Acquired                             Exercisable/     Exercisable/
Name                       on Exercise (#)     Value Realized ($)      Unexercisable    Unexercisable
--------------------------------------------------------------------------------------------------------
Robert W. Truxell          -0-                       -0-               680,662           No Option/SAR
                                                                       all exercisable   in the money

James P. Fagan             -0-                       -0-               556,227           No Option/SARs
                                                                       all exercisable   in the money


Repricing of Options

The Company's Board of Directors approved a reduction in option and warrant exercise prices to reflect market values in July 1997. This was done in lieu of unaffordable competitive salaries and benefits to provide incentive and to retain the services of management.

Compensation of Directors

No salaries paid to directors. No bonuses paid or awarded to directors or officers for fiscal year ending 4/30/99.

No pension or retirement benefit plan has been instituted by the Company and none is proposed at this time and there is no arrangement for compensation with respect to termination of the directors in the event of change of control of the Company.

Item 11.    Security Ownership of Certain Beneficial Owners and Management

To the knowledge of the Management of the Company the following tables set forth the beneficial ownership of the Company's Common Stock as of July 26, 1999 by each Director and each Executive Officer named in the Summary Compensation Table, and by all Directors and Executive Officers as a group. (All share amounts have been adjusted to reflect the reverse split effective June 19, 1998.)


Name of
Beneficial Owner/                     Shares                          Percent
Name of Director/                   Beneficially                         of
Identity of Group                     Owned                            Class
-----------------                     -----                            -----

Robert W. Truxell                  1,026,462 (1)                       16.25%
Chairman/Director

James P. Fagan                       633,327 (2)                       10.03%
President/CEO/Director

Thorton J. Donaldson                  70,964 (3)                        1.12%
Director

Geoffrey Hornby                       13,548 (4)                        0.21%
Director

George P. Nassos                      50,000 (5)                        0.79%
Director/Secretary

All directors and executive
officers as a group                1,794,301 (6)                       28.41%


(1) Includes: (i) 345,800 shares held jointly; (ii) currently exercisable options and warrants to purchase 50,000 shares at $0.72 per share; (iii) currently exercisable options to purchase 505,662 shares at $0.80 per share; and (iv) currently exercisable options to purchase125,000 common shares at $1.00 per share.

(2) Includes: (i) 77,100 shares held by James P. Fagan; (ii) currently exercisable options and warrants to purchase 70,386 shares at $0.80 per share; (iii) 125,000 shares at $0.88 per share; and (iv) 360,841 shares at $1.00 per share.

(3) Includes currently exercisable options to purchase 52,500 shares at $1.00 per share and 12,500 shares at $0.72 per share.

(4) Includes currently exercisable options to purchase 12,500 shares at $0.72 per share.

(5) Includes currently exercisable options to purchase 50,000 shares at $0.72 per share.

(6)  Includes securities reflected in footnotes 1-5.

To the knowledge of the Directors and Senior Officers of the Company, as of June 30, 1999, there are no persons and/or companies who or which beneficially own, directly or indirectly, shares carrying more than 5% of the voting rights attached to all outstanding shares of the Company, other than (all share amounts have been adjusted to reflect the reverse split effective June 19, 1998):

Name and Address                    Amount and Nature of
of Beneficial Owner                 Beneficial Ownership       Percent of Class

Robert W. and Linda C. Truxell      1,026,462 (1)                     16.25%
10200 Ford Road
Dearborn, MI 48126

James P. Fagan                        633,327 (2)                     10.03%
4415 Comanche
Okemos, MI 48864

Alan Moore                            900,000 (3)                     14.25%
9441 LBJ Freeway
Suite 500
Dallas, TX 75243

(1) Includes: (i) 345,800 shares held jointly; (ii) currently exercisable options and warrants to purchase 50,000 shares at $0.72 per share; (iii) currently exercisable options to purchase 505,662 shares at $0.80 per share; and (iv) currently exercisable options to purchase 125,000 common shares at $1.00 per share.

(2) Includes: (i) 77,100 shares held by James P. Fagan; (ii) currently exercisable options and warrants to purchase 70,386 shares at $0.80 per share; (iii) 125,000 shares at $0.88 per share; and (iv) 360,841 shares at $1.00 per share.

(3) Consists of currently exercisable warrants to purchase 900,000 shares at $1.20 per share on or before January 10, 2006.

All percentages in this section were calculated on the basis of outstanding securities plus securities deemed outstanding pursuant to Rule 13-d-3(d)(1) under the United States Securities Act of 1934.

Other than the possible conversion of the Company's Common Stock of the $1,500.00 convertible debentures issued by the Company in June 1998, there are no arrangements of agreements pledging securities which could in the future result in a change of control of the Company.

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

                                     PART IV

Item 13.   Financial Statements, Schedules and Exhibits and Reports on
           Form 8-K

(a)   Financial Statements , Schedules and Exhibits:

      (1) Financial Statements-April 30, 1999 and the Fiscal years ended April 30, 1997 and 1998


            a)   Index to Financial Statements;
            b)   Auditor's Report to the Shareholders;
            c)   Consolidated Balance Sheet;
            d)   Consolidated Statements of Operations;
            e)   Consolidated Statements of Stockholder's Equity;
            f)   Consolidated Statements of cash flows;
            g)   Notes to Consolidated Financial Statements;

      (2)   Schedules

      Schedules are omitted as the information is not required or not applicable, or the required information is shown in the financial statements or notes thereto.

      (3)   Exhibits

      The Exhibits listed in the Exhibit Index at Item 14(c) are filed of this Annual Report.

(b)   Reports on Form 8-K

      No reports on Form 8-K were filed during the last quarter of the fiscal year covered by this report.

(c)   Exhibits

3.(i)    Certificate of Incorporation of Rich Coast Inc. (1)

3.(ii)   Bylaws of Rich Coast Inc. (1)

10.5     1996 Employee Stock Option and Bonus Plan, as amended. (2)

10.6     1997 Stock Option and Stock Bonus Plan. (3)

21.1     List of Subsidiaries of the Registrant.  Filed herewith.

27.1     Financial Data Schedule.  Filed herewith.

-----------------

(1) Incorporated by reference from Registration Statement on Form S-4, File No. 333-6099, effective August 7, 1996.

(2) Incorporated by reference from the Company's Registration Statement on Form S-8, File No. 333-50763.

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

                                           RICH COAST INC.


Date: August 13, 1999               By:/s/ James P. Fagan
                                      ----------------------------------------
                                      James P. Fagan, President and Chief
                                            Executive Officer


Date: August 13, 1999               By:/s/ Michael M. Grujicich
                                      ----------------------------------------
                                             Michael M. Grujicich, Chief
                                             Financial and Accounting Officer

RICH COAST, INC.
Consolidated Financial Statements
(U.S. Dollars)
April 30, 1999 and 1998






       INDEX
       Page

       Report of Independent Chartered Accountants                1

       Consolidated Financial Statements

       Consolidated Balance Sheets                                2

       Consolidated Statements of Operations                      3

       Consolidated Statements of Stockholders' Equity            4

       Consolidated Statements of Cash Flows                      5

       Notes to Consolidated Financial Statements              6-15

                   REPORT OF INDEPENDENT CHARTERED ACCOUNTANTS





TO THE BOARD OF DIRECTORS AND STOCKHOLDERS
  OF RICH COAST, INC.


We have audited the accompanying consolidated balance sheets of Rich Coast, Inc. as of April 30, 1999 and 1998 and the related consolidated statements of operations, stockholders' equity and cash flows for each of the three years in the period ended April 30, 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, these consolidated financial statements present fairly, in all material respects, the consolidated financial position of the Company as at April 30, 1999 and 1998 and the consolidated results of its operations and cash flows for each of the three years in the period ended April 30, 1999 in conformity with generally accepted accounting principles in the United States.


"Smythe Ratcliffe"

Chartered Accountants

Vancouver, Canada
August 12, 1999

RICH COAST, INC.
Consolidated Balance Sheets
April 30
(U.S. Dollars)

===================================================================================================================
                                                                                         1999                 1998
-------------------------------------------------------------------------------------------------------------------
Assets (note 7)

Current
  Cash                                                                                 $          0    $     53,043
  Accounts receivable                                                                       491,418         460,558
  Insurance claim receivable (note 3)                                                             0         435,290
  Shares subscription receivable                                                                  0          25,000
  Inventory                                                                                       0         108,265
-------------------------------------------------------------------------------------------------------------------

                                                                                            491,418       1,082,156
Distillation Unit (note 5)                                                                2,024,706       2,024,706
Property and Equipment, at cost (net) (notes 4 and 7)                                     3,354,493       2,990,373
Patent and Technology, net                                                                   21,914          25,681
Deferred Finance Charges and Deposits                                                       226,320         120,732
-------------------------------------------------------------------------------------------------------------------

                                                                                       $  6,118,851    $  6,243,648
===================================================================================================================

Liabilities

Current
  Bank overdraft                                                                       $      5,682    $          0
  Accounts payable and accrued liabilities (note 6)                                         849,960         838,966
  Accrued oil and waste treatment costs                                                     257,635         450,444
  Current portion of long-term debt (note 7)                                                100,733         595,309
-------------------------------------------------------------------------------------------------------------------

                                                                                          1,214,010       1,884,719
Long-Term Debt (note 7)                                                                   3,670,339       2,016,510
-------------------------------------------------------------------------------------------------------------------

                                                                                          4,884,349       3,901,229
-------------------------------------------------------------------------------------------------------------------

Stockholders' Equity (note 8)
    Common stock, $0.001 par value;
    100,000,000 shares authorized,  6,066,318 and 4,718,894  (18,875,579 pre reverse         16,865          15,518
    split) shares issued and outstanding at April 30, 1999 and 1998, respectively (note 1)
    Additional paid-in capital (note 1)                                                  24,043,106      22,579,874
    Accumulated deficit (note 1)                                                        (22,825,469)    (20,252,973)
-------------------------------------------------------------------------------------------------------------------

                                                                                          1,234,502       2,342,419
-------------------------------------------------------------------------------------------------------------------
                                                                                       $  6,118,851    $  6,243,648
===================================================================================================================


See notes to consolidated financial statements.

RICH COAST, INC.
Consolidated Statements of Operations
Years Ended April 30
(U.S. Dollars)

==============================================================================================================
                                                                     1999             1998            1997

Sales                                                             $  2,267,452    $  2,547,083    $  1,897,155
Cost of Sales (exclusive of depreciation
  shown separately below)                                            1,378,367       1,080,557         967,062


Gross Profit                                                           889,085       1,466,526         930,093


Expenses
  Salaries and wages                                                 1,045,669         982,918         713,605
  Audit, accounting and legal                                          264,366         130,626         213,911
  Consulting and management fees                                       199,953         152,223         816,953
  Travel                                                               129,201         125,030          79,939
  Advertising                                                          120,905           5,853          12,356
  Office and general                                                   120,769          59,122          31,857
  Property taxes                                                       100,078          85,760          72,612
  Utilities                                                             93,300         121,168         129,463
  Insurance                                                             81,750         103,805          83,364
  Telephone and facsimile                                               67,784          40,693          29,489
  Equipment and storage leases                                          45,871          83,820         111,437
  Bad debts                                                             44,801           8,375          11,984
  Shareholder relations                                                  2,692         149,406          41,630
  Repairs and maintenance                                                    0          62,603          40,983
  Listing, transfer agent and filing fees                                    0          24,573          27,176
  Factoring costs                                                            0          24,304          19,634
  Rent and secretarial                                                       0           7,353           4,300
  Financing                                                                  0               0          26,772
  Forgiveness of past service
    compensation liability                                                   0               0        (351,935)
  Depreciation                                                         318,661         256,398         359,168
--------------------------------------------------------------------------------------------------------------

                                                                     2,635,800       2,424,030       2,474,698
--------------------------------------------------------------------------------------------------------------

Loss Before Other Items                                              1,746,715         957,504       1,544,605
Other Items
  Interest - beneficial conversion feature (note 2(k))                 764,766         198,626               0
  Interest expense                                                     216,217         303,648         213,912
  Amortization of deferred financing costs                              77,239          17,646          22,060
  Lawsuit settlement (note 12)                                          50,000               0               0
  Loss on equipment disposal                                             3,147               0         147,752
  Accrued oil and waste treatment cost reversal                       (285,588)              0               0
  Insurance proceeds in excess of current expenditures (note 3)              0        (103,503)              0
--------------------------------------------------------------------------------------------------------------

Net Loss for Year                                                 $  2,572,496    $  1,373,921    $  1,928,329
==============================================================================================================

Net Loss per Share                                                $       0.49    $       0.32    $       0.52
==============================================================================================================

(Pre Reverse Split)                                               $       0.12    $       0.08    $       0.13
==============================================================================================================

Weighted Average Number of Shares Outstanding                        5,208,693       4,318,038       3,758,788
(Pre Reverse Split)                                                 20,834,772      17,272,153      15,035,155
==============================================================================================================


See notes to consolidated financial statements.

RICH COAST, INC.
Consolidated Statements of Stockholders' Equity
Years Ended April 30
(U.S. Dollars)


===================================================================================================================================
                                              Common          (Pre         Common    Additional                       Total
                                              Shares         Reverse       Shares      Paid-In     Accumulated     Stockholders'
                                              Number          Split)       Amount      Capital       Deficit      Equity (Deficit)
-----------------------------------------------------------------------------------------------------------------------------------
                                                                                                    (note 1)
Balance, April 30, 1996                       3,330,974     13,323,901    $ 9,941   $ 19,741,586  $(16,950,723)   $  2,800,804
Issuance of common stock (note 8)               707,955      2,831,820      2,832      1,585,239             0       1,588,071
Financing cost                                        0              0          0        (14,868)            0         (14,868)
Net loss                                              0              0          0              0    (1,928,329)     (1,928,329)
-----------------------------------------------------------------------------------------------------------------------------------

Balance, April 30, 1997                       4,038,929     16,155,721     12,773     21,311,957   (18,879,052)      2,445,678
Issuance of common stock (note 8)               679,965      2,719,858      2,745        804,526             0         807,271
Interest - beneficial conversion (note 2(k))          0              0          0        463,391             0         463,391
Net loss                                              0              0          0              0    (1,373,921)     (1,373,921)
-----------------------------------------------------------------------------------------------------------------------------------

Balance, April 30, 1998                       4,718,894     18,875,579     15,518     22,579,874   (20,252,973)      2,342,419
Issuance of common stock (note 8)             1,347,424      5,389,692      1,347        963,232             0         964,579
Interest - Beneficial conversion (note 2(k))          0              0          0        500,000             0         500,000
Reverse stock split                                   0    (24,265,271)         0              0             0               0
Net loss                                              0              0          0              0    (2,572,496)     (2,572,496)
-----------------------------------------------------------------------------------------------------------------------------------

Balance, April 30, 1999                       6,066,318              0    $16,865   $ 24,043,106  $(22,825,469)   $  1,234,502
===================================================================================================================================


See notes to consolidated financial statements.

RICH COAST, INC.
Consolidated Statements of Cash Flows
Years Ended April 30
(U.S. Dollars)

=============================================================================================
                                                        1999           1998          1997

Operating Activities
Net loss for year                                   $(2,572,496)   $(1,373,921)   $(1,928,329)
Adjustments to reconcile net loss to net cash
used by operating activities
   Interest  - beneficial conversion feature            764,766        198,626              0
             - expense                                   58,024         64,356              0
   Salaries and wages                                         0        231,405              0
   Depreciation and amortization                        395,900        274,045        381,228
   Consulting and management fees                             0        155,410        608,548
   Loss on equipment disposal                             3,147              0        147,752
Changes in operating assets and liabilities
     Accounts receivable                                (30,860)      (172,293)       138,700
     Insurance claim receivable                         435,290       (435,290)             0
     Subscriptions receivable                            25,000        (25,000)             0
     Inventory                                          108,265         27,408       (135,673)
     Prepaid expenses                                         0          4,436         37,250
     Accounts payable and accrued liabilities            10,994         99,839       (125,241)
     Accrued oil and waste treatment costs             (192,809)       146,470        201,867
     Past services compensation payable                       0              0       (351,935)
---------------------------------------------------------------------------------------------

Net Cash Used in Operating Activities                  (994,779)      (804,509)    (1,025,833)
---------------------------------------------------------------------------------------------
Investing Activities
  Purchase of property and equipment                   (379,671)      (163,230)      (123,054)
  Fire insurance proceeds for fixed assets                    0        131,714              0
  Proceeds on sale of equipment                               0              0          2,000
---------------------------------------------------------------------------------------------
Net Cash Used in Investing Activities                  (379,671)       (31,516)      (121,054)
---------------------------------------------------------------------------------------------
Financing Activities
  Issue of common stock                                 209,555        256,100        964,673
  Land contract repayments                             (104,059)        (8,085)       (33,776)
  Shareholders' loans                                         0              0         (4,763)
  Obligation under capital lease                              0        (13,336)        (1,181)
  Notes payable                                               0        697,000              0
  Payment on equipment loan                             (14,453)             0              0
  Deferred finance charges and deposits                 (67,648)       (55,530)       203,303
  Bank overdraft                                          5,682              0              0
  Proceeds from long-term debt                        1,292,330              0              0
---------------------------------------------------------------------------------------------
Net Cash Provided by Financing Activities             1,321,407        876,149      1,128,256
---------------------------------------------------------------------------------------------
Increase (Decrease) in Cash                             (53,043)        40,124        (18,631)
Cash, Beginning of Year                                  53,043         12,919         31,550
---------------------------------------------------------------------------------------------
Cash, End of Year                                   $         0    $    53,043    $    12,919
=============================================================================================
Supplemental information
  Issue of common stock
    For short-term shareholders advances received   $         0    $         0    $   531,061
    For conversion of promissory notes                  697,000              0              0
    For services and compensation                             0        386,815        608,548
    For finder's fee                                          0              0         14,850
    For interest                                         58,024         64,126              0
  Interest paid                                         158,193        154,860        211,808
  Purchase of equipment financed                        210,000              0              0
=============================================================================================

See notes to consolidated financial statements.

RICH COAST, INC.
Notes to Consolidated Financial Statements
Years Ended April 30, 1999 and 1998
(U.S. Dollars)

================================================================================

1.       ORGANIZATION AND BASIS OF PRESENTATION

         Pursuant to an Agreement of Merger, effective October 31, 1995 and executed on November 16, 1995. Rich Coast, Inc. ("the Company") acquired Integrated Waste Systems, Inc., a Michigan corporation ("IWS") and The Powers Fagan Group, Inc., a Michigan corporation ("Powers/Fagan") through the issuance of 3,383,200 shares of its common shares. At April 30, 1995 and prior to the merger, the Company held a controlling interest (approximately 55%) in Waste Reduction Systems ("the Partnership"). IWS and Powers/Fagan together held the remaining (approximately 45%) interest in the Partnership. Neither IWS nor Powers/Fagan had any assets, liabilities or operations other than their interest in the Partnership which amounted to Nil.

         The acquisition was accounted for as a combination of entities under common control, a method similar to a pooling of interests. Management subsequently determined that this method did not reflect the substance of the transaction. The error in the prior period financial statements was reported as a prior period adjustment with the acquisition of IWS and Powers/Fagan accounted for using the purchase method of accounting. Because the Company had accounted for virtually all the partnership losses on an equity basis to April 30, 1995 the prior period adjustment would change individual balance sheet and operations items for reporting periods prior to the acquisition and not losses reported. The net book value of the assets received approximated their fair value. The net book value of the assets received was determined to be the purchase cost as such value was more clearly evident than the fair value of the common stock issued. The Company, pursuant to the partnership agreement with the Partnership had been including its approximately majority interest in the partnership's losses and also absorbing the losses pertaining to the Partnership interests held by IWS and Powers/Fagan.

         Consolidated operating results as if the Company's acquisition of IWS and Powers/Fagan had been consummated as of May 1, 1995 would not be different from the results shown in the financial statements.

         Prior to the acquisition of its interest in the Partnership and the acquisition of IWS and Powers/Fagan, the Company was engaged in mineral exploration and had accumulated a deficit of $13,210,746. The Company now operates a non-hazardous waste treatment facility in Dearborn, Michigan specializing in recycling of waste oils.

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

2.       SIGNIFICANT ACCOUNTING POLICIES

         (a)      Principles of consolidation

                  These financial statements include the accounts of Rich Coast, Inc. (a Delaware Corporation which became a Nevada Corporation effective July 14, 1998) and its wholly-owned subsidiaries Rich Coast Oil, Inc., Waste Reduction Systems, Inc., Rich Coast Pipeline, Inc., and Rich Coast Resources Inc. all being Michigan corporations. All intercompany balances and transactions have been eliminated.

         (b)      Inventory

                  Inventories are stated at the lower of cost or market. Cost is determined on a first in, first out (FIFO) basis.

RICH COAST, INC.
Notes to Consolidated Financial Statements
Years Ended April 30, 1999 and 1998
(U.S. Dollars)

================================================================================

2.       SIGNIFICANT ACCOUNTING POLICIES (Continued)

         (c)      Distillation unit, property and equipment

                  The distillation unit and the property and equipment are recorded at cost. These assets are depreciated over their estimated useful lives as follows:

                  Buildings                    -  Straight line basis
                  Machinery and equipment      -  Double declining balance basis
                  Bulk storage tanks           -  1.5 Declining balance basis
                  Furniture and fixtures       -  Double declining basis
                  Computer                     -  Double declining basis

                  No depreciation has been taken on the distillation unit or the property and equipment and pipeline that have not yet been put into use.

                  The Company reviews long term assets such as the distillation unit to determine if the carrying amount is recoverable based on the estimate of future cash flows expected to result from the use of the asset and its eventual disposition. If in this determination there is an apparent short fall, the loss will be recognized as a current charge to operations.

         (d)      Deferred finance charges

                  Costs related to long-term financing are being amortized over the terms of the related debt on a straight-line basis, which is not materially different from the effective interest method.

         (e)      Reporting currency

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

         (f)      Net loss per share

                  Net loss per share computations are based on the weighted average number of common shares outstanding during the year. The effect of exercising share warrants and options is not reflected as the result would be anti-dilutive.

         (g)      Income taxes

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

         (h)      Use of estimates

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

RICH COAST, INC.
Notes to Consolidated Financial Statements
Years Ended April 30, 1999 and 1998
(U.S. Dollars)

================================================================================

2.       SIGNIFICANT ACCOUNTING POLICIES (Continued)

         (i)      Financial instruments

                  The carrying value of cash, accounts receivable, insurance claim receivable and accounts payable and accrued liabilities approximate their fair value because of the short maturity of these financial instruments. In the opinion of management, the carrying amounts of these financial instruments approximate their fair value because of the short maturity of these financial instruments. Long term debt approximates its fair value because interest payments over the term of the debt approximated market rates at inception of the debt.

         (j)      Stock based compensation

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

         (k)      Long-term debt

                  The beneficial conversion features relating to the 10% 18 month promissory notes and the 8% debenture are accounted for as an interest charge and are amortized over the period from the date of issue through the date the debt is first convertible. This policy confirms to the accounting for these transactions announced by the SEC staff in March, 1997.

3.       INSURANCE CLAIM

         In December 1997 the Company incurred damage to its premises at 10200 Ford Road, Dearborn as a result of a fire. The accounts at April 30, 1998 reflect the amounts subsequently received from the insurers and the expenditures incurred for repairs (note 6).

4.       PROPERTY AND EQUIPMENT

         The Company's offices, plant, processing equipment and bulk storage terminal located in Dearborn, Michigan are comprised of the following:

         ===================================================================================
                                                 Estimated Useful
                                                  Lives (Years)         1999          1998
         -----------------------------------------------------------------------------------
         Land                                                         $250,041     $250,041
         Buildings                                      39           1,364,002    1,388,117
         Machinery and equipment                        7            2,163,585    1,586,789
         Bulk storage tanks                             15             649,664      636,534
         Pipeline                                       15             296,187      296,187
         Furniture, fixtures, computers, etc          5 to 7            50,169       51,274
         -----------------------------------------------------------------------------------
         Total at cost                                               4,773,648    4,208,942
         Accumulated depreciation                                    1,419,155    1,218,569
         -----------------------------------------------------------------------------------
                                                                    $3,354,493   $2,990,373
         ===================================================================================

         The Company's premises at 10200 Ford Road in Dearborn, Michigan are currently listed for sale. The property is occupied under the terms of a land contract (note 7). The premises were occupied and used throughout 1999 and 1998 fiscal year. Depreciation charges based on historical cost have been recorded.

RICH COAST, INC.
Notes to Consolidated Financial Statements
Years Ended April 30, 1999 and 1998
(U.S. Dollars)

================================================================================

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

6.       ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

         =================================================================
                                                        1999       1998
         -----------------------------------------------------------------

         Trade payables                               $670,712   $516,482
         Lawsuite settlement (note 12)                  50,000          0
         Accrued salaries and wages                     81,951     50,325
         Accrued property taxes                         40,089     55,296
         Payroll taxes                                   7,208     11,676
         Building repair (fire damage) (note 3)              0    200,187
         Accrued interest                                    0      5,000
         -----------------------------------------------------------------

                                                      $849,960   $838,966
         =================================================================

RICH COAST, INC.
Notes to Consolidated Financial Statements
Years Ended April 30, 1999 and 1998
(U.S. Dollars)

================================================================================================================================

7.       LONG-TERM DEBT

         =====================================================================================================================
                                                                                                    1999                 1998
         ---------------------------------------------------------------------------------------------------------------------
         10% 18  month  convertible  promissory  notes  -  series  1997,  interest                     $0             $697,000
         payable  quarterly.  Holders  elected at the time of  purchase to receive interest in shares of the  Company's  common  stock values at a price per share  equal to the  average  closing  bid price as quoted on NASDAQ over the 20 trading  days  preceding  the close of the calendar  quarter.  The notes may be  converted  at the  option of the  holder at  maturity  into shares of common  stock at a price per share  equal to 50% of the  quoted
         NASDAQ bid price at the conversion date.

         Unamortized  interest  charge relating to beneficial  conversion  feature
         (note 2(k))                                                                                     0           (264,765)
         ---------------------------------------------------------------------------------------------------------------------

                                                                                                         0             432,235
         10% senior  secured note,  due October 1, 2001 interest  payable  monthly               2,000,000           2,000,000
         (see below for security)

         8%  convertible  debenture  due  June  11,  2003  secured  by a  security               1,500,000                   0
         agreement  over land and building.  The  debenture  and accrued  interest thereon  may be  converted  at the  option of the holder at any time into common  stock at a price per share equal to the lesser of the closing bid price of the shares at the date of  issuance of the  debenture  or 75% of the five day average closing bid price for the five trading days immediately preceding the conversion date.

         8% loan due August 1, 2003  repayable in monthly  blended  instalments of                 195,547                   0
         $4,259 secured by a security agreement over machinery and equipment

         Land contract  payable in monthly  instalments  of $4,753 each  including                  75,525             179,584
         principal  and  interest  at 8% unless the  Company  falls  behind in its payments at which time the  interest  rate  increases  to 12% and monthly instalments  increase to $5,384  until the  payments are back to schedule
         (the  Company's  arrears  payments were corrected by a payment of $84,371 on June 1, 1998).  After the land  contract is paid in full,  the Company may lease the  property for a 7 year term which will cause the land to be titled to the Company for $1, either after satisfactory clean up by others or after 91 years.
         ---------------------------------------------------------------------------------------------------------------------

                                                                                                 3,771,072           2,611,819
         Less:  Current portion                                                                    100,733             595,309
         ---------------------------------------------------------------------------------------------------------------------
                                                                                                $3,670,339          $2,016,510
         =====================================================================================================================

RICH COAST, INC.
Notes to Consolidated Financial Statements
Years Ended April 30, 1999 and 1998
(U.S. Dollars)

================================================================================

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

         The land contract payable relates to premises occupied at 10200 Ford Road, Dearborn, Michigan which is currently listed for sale.

         The amount of long-term obligations outstanding at April 30, 1999 mature as follows:

         =========================================================
           2000                                        $  100,733
           2001                                            58,384
           2002                                         2,043,729
           2003                                            47,359
           2004                                         1,520,867
         ---------------------------------------------------------
                                                       $3,771,072
         =========================================================

RICH COAST, INC.
Notes to Consolidated Financial Statements
Years Ended April 30, 1999 and 1998
(U.S. Dollars)

================================================================================

8.       STOCKHOLDERS' EQUITY

         (a) Activity of the common stock account for the years 1997, 1998 and 1999 is as follows:

         ============================================================================================
                                                       Number       Number
                                                     of Shares     of Shares               Additional
                                                   (Pre Reverse  (Post Reverse      Par      Paid-In
                                                       Split)        Split)        Value     Capital
         --------------------------------------------------------------------------------------------
         Fiscal 1997
         Shares issued
           For financing fees                           50,000       12,500   $       50   $   14,800
           For settlement of debt                    1,104,470      276,118        1,104      529,957
           For cash - private placements               475,000      118,750          475      354,000
           For cash - exercise of stock options         81,750       20,437           82       79,055
           For services                              1,120,600      280,150        1,121      607,427
         --------------------------------------------------------------------------------------------
                                                     2,831,820      707,955        2,832    1,585,239
         --------------------------------------------------------------------------------------------

         Fiscal 1998
         Shares issued
           For services and compensation               921,892      230,473          922      385,893
           For cash - private placements               430,000      107,500          430      107,070
           For cash - exercise of stock options        355,000       88,750          355       78,245
           For cash - exercise of warrants             280,000       70,000          280       69,720
           For settlement of loan payable to a
             shareholder                               521,198      130,299          521       99,709
           For interest                                211,768       52,943          237       63,889
         --------------------------------------------------------------------------------------------
                                                     2,719,858      679,965        2,745      804,526
         --------------------------------------------------------------------------------------------

         Fiscal 1999
         Shares issued
           For cash - exercise of stock options      1,038,504      259,626          260      209,295
           Conversion of promissory note (note 7)    4,161,194    1,040,299        1,040      695,960
           For interest                                189,994       47,499           47       57,977
         --------------------------------------------------------------------------------------------
                                                     5,389,692    1,347,424   $    1,347   $  963,232
         ============================================================================================

         Effective June 19, 1998, there was a one for four reverse split of the authorized common stock.

         On May 26, 1999, the shareholders approved the creation of 10,000,000 shares of preferred stock of $0.001 par value.

RICH COAST, INC.
Notes to Consolidated Financial Statements
Years Ended April 30, 1999 and 1998
(U.S. Dollars)

================================================================================

8.       STOCKHOLDERS' EQUITY (Continued)

         (b) Subsequent to April 30, 1999, the Company issued 250,000 shares related to settlement of litigation (note 12).

         (c)   The share subscription receivable was collected July 28, 1998.

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

         The following table summarizes the Company's stock option activity for the years ended April 30, 1999 and 1998:

         ============================================================================================
                                                    1999                          1998
         --------------------------------------------------------------------------------------------
                                                         Weighted                        Weighted
                                                           Average                         Average
                                             Shares     Exercise Price       Shares    Exercise Price
         --------------------------------------------------------------------------------------------
         Outstanding, Beginning of Year     1,566,978      $ 0.87            503,750       $ 1.00
         Granted                                    0      $ 0.00          1,073,228       $ 0.83
         Exercised                          (259,626)      $ 0.87           (10,000)       $ 0.72
         Expired                                    0      $ 0.00                  0       $ 0.00
         --------------------------------------------------------------------------------------------

         Outstanding, End of Year           1,307,352                      1,566,978
         ============================================================================================

         The following table summarizes information about the Company's stock options outstanding:


         ==========================================================================================================
                                                              Weighted
                                                               Average      Weighted                    Weighted
                                                              Remaining     Average                      Average
                                 Range of           Number   Contractual    Exercise       Number       Exercise
                              Exercise Prices    Outstanding     Life        Price      Exercisable       Price
          April 30, 1999      $ 0.72 - $ 2.00      1,307,352     2.50        $ 0.88      1,239,852       $ 0.85
          April 30, 1998      $ 0.72 - $ 2.00      1,566,978     3.50        $ 0.88      1,524,478       $ 0.85
         ----------------------------------------------------------------------------------------------------------

RICH COAST, INC.
Notes to Consolidated Financial Statements
Years Ended April 30, 1999 and 1998
(U.S. Dollars)

================================================================================

9.       STOCK OPTIONS AND WARRANTS (Continued)

         The Company applies APB Opinion No. 25 and related interpretations in accounting for its stock option plans and, accordingly, no compensation cost has been recognized because stock options granted under the plans were at exercise prices which were equal to market value at date of grant. Had compensation expense been determined as provided in SFAS 123 using the Black-Sholes option-pricing model, the pro-forma effect on the Company's net income (loss) and per share amounts would have been:

         ==========================================================================================
                                                                    1999                   1998
         ------------------------------------------------------------------------------------------
           Net income (loss), as reported                       $(2,572,496)           $(1,373,921)
           Net income (loss), pro-forma                         $(5,736,910)           $(4,339,709)
           Net income (loss) per share, as reported                  $ 0.49                 $ 0.32
           Net income (loss) per share, as reported
             - pre reverse split                                     $ 0.12                 $ 0.08
           Net income (loss) per share, pro-forma                    $ 1.10                 $ 1.00
           Net income (loss) per share, pro-forma
             -  pre reverse split                                    $ 0.28                 $ 0.25
         ==========================================================================================

         The fair value of each option grant is calculated using the following weighted average assumptions:

         ==========================================================================================
                                                                      1999                1998
         ------------------------------------------------------------------------------------------
           Expected life (years)                                         3                   3
           Interest rate                                              6.28%               6.28%
           Volatility                                               101.14%             101.14%
           Dividend yield                                             0.00%               0.00%
         ==========================================================================================

         Warrants

         At April 30, 1999 there were 1,298,660 share purchase warrants outstanding.

         =================================================================================================
                                                                                 Number              Pre
                                               Exercise Price                 of Warrants          Reverse
         -------------------------------------------------------------------------------------------------
                                (Pre Reverse Split)    (Post Reverse Split)
         June 15, 2001                $ 0.25                  $ 1.00             37,500            150,000
         November 5, 2001             $ 0.25                  $ 1.00             45,000            180,000
         January 13, 2002             $ 0.25                  $ 1.00            105,000            420,000
         July 30, 2002                $ 0.20                  $ 0.80            211,160            844,643
         June 10, 2006                $ 0.30                  $ 1.20            900,000          3,600,000
         -------------------------------------------------------------------------------------------------
                                                                              1,298,660          5,194,643
         =================================================================================================

RICH COAST, INC.
Notes to Consolidated Financial Statements
Years Ended April 30, 1999 and 1998
(U.S. Dollars)

================================================================================

10.      RELATED PARTY TRANSACTIONS

         (a) Management fees of $Nil were paid to directors or companies controlled by directors for the year ended April 30, 1999 (1998 - $30,000; 1997 - $30,000)

         (b) Shareholder advance of $100,000 to the Company for working capital purposes in 1997 fiscal year was settled by the issuance of 521,198 shares in 1998 fiscal year which included an interest component of $4,240. The shares were issued at a discount to market of 20%.

11.      INCOME TAXES

         A deferred tax asset stemming from the Company's net operating loss carry forward, has been reduced by a valuation account to zero due to uncertainties regarding the utilization of the deferred assets.

         At April 30, 1999 the Company has available net operating loss carry forward of approximately $8,400,000 which it may use to offset future federal taxable income. The net operating loss carry forwards, if not utilized, will begin to expire in 2008.

12.      LITIGATION

         (a) In December 1997 a complaint was filed against the Company relating to alleged payments of $225,000 due by the Company under a Terminaling Agreement of May 18, 1995. The outcome of the dispute is not determinable at this time, however, management is of the opinion the matter will be settled prior to trial. No provision for loss has been recorded in the accounts.

         (b) In December 1997 a complaint was filed against the Company, in which the plaintiff claims, among other things, breach of contract relating to an alleged loan made to the Company in 1994. The Company settled the suit by granting 250,000 shares of common stock and $50,000 subsequent to April 30, 1999.

13.      UNCERTAINTY DUE TO THE YEAR 2000 ISSUE

         The year 2000 issue arises because many computer systems use two digits rather than four to identify a year. Date sensitive systems may recognize the year 2000 as 1900 or some other date, resulting in errors when information using the year 2000 dates is processed. In addition, similar problems may arise in some systems which use certain dates in 1999 to represent something other than a date. The effects of the year 2000 issue may be experienced before, on, or after January 1, 2000 and, if not addressed, the impact on operations and financial reporting may range from minor errors to significant systems failure which could affect an entities ability to conduct normal business operations. While the company has a plan to address the year 2000 issue, it is not possible to be certain that all aspects of the issue affecting the company, including those related to the efforts of customers, suppliers, or other third parties, will be fully resolved.