Form 10QSB
period 1999-07-31
RICH COAST INC
filed 1999-09-17
CIK 814186

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB


         [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED JULY 31, 1999

                  OR

         [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD OF _________ TO _________.

         COMMISSION FILE NUMBER:  0-15859
                                  -------


                                 RICH COAST INC.
                                 ---------------
        (EXACT NAME OF SMALL BUSINESS ISSUER AS SPECIFIED IN ITS CHARTER)


               NEVADA                             91-1835978
               ------                             ----------
   (State or other jurisdiction of             (I.R. S. Employer
    incorporation or organization)              Identification No.)

                    10200 FORD ROAD, DEARBORN, MICHIGAN 48126
                    (Address of principal executive offices)

                                  313-582-8866
                           (Issuer's telephone number)
              (Former name, former address and former fiscal year,
                         if changed since last report)

Check whether the registrant (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
         Yes [x]           No [ ]

The number of shares outstanding of the issuer's classes of common equity, as of July 31, 1999 is 6,316,318 shares of Common Stock.

Transitional Small Business Disclosure Format (check one):    Yes[ ]   No [X]

                          PART I-FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS



RICH COAST, INC.

INTERIM CONSOLIDATED FINANCIAL STATEMENTS
JULY 31, 1999
(UNAUDITED-SEE NOTICE TO READER)


RICH COAST, INC.
CONSOLIDATED FINANCIAL STATEMENTS
JULY 31, 1999
(UNAUDITED - PREPARED BY MANAGEMENT)
(UNITED STATES DOLLARS)





         INDEX
         -----

         CONSOLIDATED FINANCIAL STATEMENTS

         CONSOLIDATED BALANCE SHEETS                                1

         Consolidated Statements of Operations                      2

         Consolidated Statements of Cash Flows                      3

         Notes to Consolidated Financial Statements                 4

RICH COAST, INC.
CONSOLIDATED BALANCE SHEETS
(UNAUDITED - PREPARED BY MANAGEMENT)
(UNITED STATES DOLLARS)

======================================================================================================================
                                                                                       JULY 31              APRIL 30
                                                                                        1999                   1999
----------------------------------------------------------------------------------------------------------------------
ASSETS
CURRENT
  Accounts receivable                                                                  $539,482              $491,418
  Prepaid expenses                                                                        1,400                     0
----------------------------------------------------------------------------------------------------------------------
                                                                                        540,882               491,418
DISTILLATION UNIT                                                                     2,024,706             2,024,706
PROPERTY AND EQUIPMENT, net                                                           3,257,634             3,354,493
PATENT AND TECHNOLOGY, net                                                               20,972                21,914
DEFERRED FINANCE CHARGES AND DEPOSITS                                                   200,943               226,320
----------------------------------------------------------------------------------------------------------------------
                                                                                     $6,045,137            $6,118,851
======================================================================================================================

LIABILITIES

CURRENT
  Bank overdraft                                                                         $3,362                $5,682
  Accounts payable and accrued liabilities                                            1,089,709               849,960
  Accrued oil and waste treatment costs                                                 264,492               257,635
  Current portion of long-term debt                                                     100,733               100,733
----------------------------------------------------------------------------------------------------------------------

                                                                                      1,458,296             1,214,010
LONG-TERM DEBT                                                                        3,670,339             3,670,339
----------------------------------------------------------------------------------------------------------------------
                                                                                      5,128,635             4,884,349
----------------------------------------------------------------------------------------------------------------------

STOCKHOLDERS' EQUITY
  Common stock, $0.001 par value;
  100,000,000 shares authorized, 6,316,318 and 6,066,318                                 17,115                16,865
  shares issued and outstanding at July 31, 1999
  and April 30, 1999, respectively
  Additional paid-in capital                                                         24,092,856            24,043,106
  Accumulated deficit                                                               (23,193,469)          (22,825,469)
----------------------------------------------------------------------------------------------------------------------

                                                                                        916,502             1,234,502
----------------------------------------------------------------------------------------------------------------------

                                                                                     $6,045,137            $6,118,851
======================================================================================================================

See notes to consolidated financial statements

RICH COAST, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED - PREPARED BY MANAGEMENT)
(UNITED STATES DOLLARS)

================================================================================
                                                           THREE MONTHS
                                                           ENDED JULY 31,

                                                          1999         1998
SALES                                                $   603,649    $   605,491
COST OF SALES (exclusive of depreciation)                267,960        312,580

GROSS PROFIT                                             335,689        292,911

EXPENSES
  Salaries and wages                                     280,888        237,015
  Property taxes                                          69,427         41,963
  Interest                                                54,690        104,692
  Lawsuit settlement                                      50,000              0
  Audit, accounting and legal                             43,467         50,694
  Utilities                                               26,740         18,643
  Travel                                                  20,862         52,218
  Pipeline staking fees                                   16,905              0
  Consulting and financing fees                           15,033        143,970
  Insurance                                               12,992         30,628
  Telephone and facsimile                                 12,046          9,748
  Bad debts                                                1,185              0
  Office and general                                         133         32,013
  Repairs and maintenance                                      0          4,765
  Shareholder relations                                        0          2,692
  Depreciation                                            99,321         68,978
--------------------------------------------------------------------------------
                                                         703,689        798,019
--------------------------------------------------------------------------------
LOSS FOR PERIOD                                      $  (368,000)   $  (505,108)
================================================================================

LOSS PER SHARE                                       $     (0.06)   $     (0.11)
================================================================================

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING          6,300,734      4,749,788
================================================================================


See notes to consolidated financial statements

RICH COAST, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED - PREPARED BY MANAGEMENT)
(UNITED STATES DOLLARS)

================================================================================
                                                             THREE MONTHS
                                                             ENDED JULY 31,
                                                         1999            1998
NET CASH USED IN OPERATING ACTIVITIES               $   (33,031)    $  (340,985)


INVESTING ACTIVITIES

  Capital asset additions                               (14,649)       (272,518)
  Deferred finance charge                                     0        (207,568)

                                                        (14,649)       (480,086)



FINANCING ACTIVITIES
  Issue of capital stock for suit settlement             50,000               0
  Issue of capital stock for cash                             0         137,555
  Proceeds from convertible debenture                         0       1,500,000
  Repayment of long-term debt                                 0         (71,054)

                                                         50,000       1,566,501



INCREASE IN CASH                                          2,320         745,430
CASH, (BANK OVERDRAFT) BEGINNING OF PERIOD               (5,682)         53,043



CASH, (BANK OVERDRAFT) END OF PERIOD                $    (3,362)    $   798,473
================================================================================

See notes to consolidated financial statements

RICH COAST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JULY 31, 1999 AND APRIL 30, 1999
(UNAUDITED - PREPARED BY MANAGEMENT)
(UNITED STATES DOLLARS)

================================================================================

1.       BASIS OF PRESENTATION

         These unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States for interim financial information. These financial statements are condensed and do not include all disclosures required for annual financial statements. The organization and business of the Company, accounting policies followed by the Company and other information are contained in the notes to the Company's audited consolidated financial statements filed as part of the Company's April 30, 1999 Form 10-KSB.

         In the opinion of the Company's management, these financial statements reflect all adjustments necessary to present fairly the Company's consolidated financial position at July 31, 1999 and April 30, 1999 and the consolidated results of operations and the consolidated statement of changes in financial position for the three months ended July 31, 1999 and July 31, 1998. The results of operations for the three months ended July 31, 1999 are not necessarily indicative of the results to be expected for the entire fiscal year.

2.       CAPITAL STOCK

         (a)      Authorized  100,000,000 common shares of $0.001 par value

         (b)      Issued during the period:

          ----------------------------------------------------------------------
                                     NUMBER       PRICE PER
                                    OF SHARES       SHARE($)   AMOUNT
          ----------------------------------------------------------------------
          QUARTER JULY 31, 1998
          Shares issued
            For cash - options        157,750   $      0.87   $137,555
            Interest on notes           8,098   $      2.09     16,925

                                      165,848                 $154,480

          QUARTER JULY 31, 1999
          Shares issued
            Lawsuit settlement        250,000   $      0.20   $ 50,000
          ======================================================================

See notes to consolidated financial statements

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS

The following information should be read in conjunction with unaudited consolidated financial statements included herein which are prepared in accordance with generally accepted accounting principles ("GAAP") in the United States for interim financial information.

Results of Operation

Revenues for Rich Coast's first quarter are $603,649 compared to $562,236 for the previous quarter. As expected the Company incurred a loss of $368,000 for the first quarter compared to a loss of $621,399 for the previous quarter. Losses were reduced as a result of cost reductions implemented in anticipation of closing down the Company's Ford Road facility and consolidating operations at Rich Coast's seventeen acre terminal site on Wyoming avenue in Dearborn, Michigan. In view of a previous offer received to purchase the Ford Road facility which was delayed due to financing problems, the property was placed back on the market and a new offer to purchase has been received and is now being negotiated with expectations of reaching an agreement prior to October 1, 1999. As previously reported, Rich Coast has revised its business strategy to concentrate on installation of proprietary Rich Coast waste treatment systems at slaughterhouse and pulp-paper company locations. A production installation has been completed and successfully tested at Murco, Inc., a slaughterhouse operation in Plainwell, Michigan that is owned by Packerland Packing, Green Bay, Wisconsin. Some minor revisions to improve operations are now underway with full-scale production expected to start by October 1, 1999.

A pulp-paper demonstration has also been completed successfully with the result that an engineering contract for a production system has been received and fulfilled. A production contract is now being negotiated for the pulp-paper plant which includes a substantial down payment to expedite installation and operation of an over 500,000 gallon per day system by calendar year end.

The foregoing two successful and unique waste treatment systems in two very environmentally troubled industries are expected to develop a large backlog of business for Rich Coast in the near term.

Changes in Financial Condition

Shareholder's equity at the close of the previous quarter was $1,234,502 compared to $916,502 at the close of this period ending July 31, 1999. The reduction is attributable to losses incurred.

In anticipation of near term earnings from off site installations described earlier, which should improve the Company's share price, combined with refinancing plans, Rich Coast has requested that NASDAQ review its February 1999 decision to de-list Rich Coast.

Forward-Looking Statements

The following cautionary statements are made pursuant to the Private Securities Litigation Reform Act of 1995 in order for Rich Coast to avail itself of the "safe harbor" provisions of that Act. Discussions and information in this document, which are not historical facts, should be considered forward-looking statements. With regard to forward-looking statements, including those regarding the potential revenues from the commercialization of Rich Coast proprietary systems, the expected installations at slaughterhouses, the expected increase in revenue, and the business prospects or any other aspect of Rich Coast, be advised that actual results and business performance may differ materially from that projected or estimated in such forward-looking statements. Rich Coast has attempted to identify in this document certain of the factors that it currently believes may cause actual future experience and results to differ from it current expectations. Differences may be caused by a variety of factors, including but not limited to, adverse economic conditions, entry of new and stronger competitors, inadequate capital and the inability to obtain funding from third parties.

                            PART II-OTHER INFORMATION



ITEM 1                     EXHIBITS

(a)      Exhibit 3(i)- Articles of Incorporation. 1
         Exhibit 3(ii)-Bylaws. 1
         Exhibit 27.1-Financial Data Schedule. Filed herewith.

-------
1 Incorporated by reference from Registrant Statement on Form S-3, File No. 333-63289, filed with the SEC on September 11, 1998.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                             RICH COAST INC.

Date:  September 17, 1999                    by: /s/ James P. Fagan
                                                 -------------------------------
                                                 James P. Fagan, President

Date:  September 17, 1999                    by: /s/ Michael M. Grujicich
                                                 -------------------------------
                                                 Michael M. Grujicich,
                                                 Chief Financial and Accounting
                                                 Officer