Form 10QSB
period 1999-10-31
RICH COAST INC
filed 1999-12-17
CIK 814186

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

         FOR THE QUARTERLY PERIOD ENDED October 31, 1999

         OR

[] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD OF _________ TO
         _________.

COMMISSION FILE NUMBER:  0-15859
                         -------


                                 RICH COAST INC.
                                 ---------------
        (EXACT NAME OF SMALL BUSINESS ISSUER AS SPECIFIED IN ITS CHARTER)


               NEVADA                               91-1835978
               ------                               ----------
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

The number of shares outstanding of the issuer's classes of common equity, as of October 31, 1999 is 6,614,889 shares of Common Stock.

Transitional Small Business Disclosure Format (check one):    Yes[ ]   No [X]

                          PART I-FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS



RICH COAST, INC.
INTERIM CONSOLIDATED FINANCIAL STATEMENTS
October 31, 1999
(UNAUDITED-SEE NOTICE TO READER)


RICH COAST, INC.
CONSOLIDATED FINANCIAL STATEMENTS
October 31, 1999
(UNAUDITED - PREPARED BY MANAGEMENT)
(UNITED STATES DOLLARS)





         INDEX

         CONSOLIDATED FINANCIAL STATEMENTS

         CONSOLIDATED BALANCE SHEETS                                1

         Consolidated Statements of Operations                      2

         Consolidated Statements of Cash Flows                      3

         Notes to Consolidated Financial Statements                 4

Rich Coast Inc.
Consolidated Balance Sheets
(Unaudited- Prepared by Management)
(United States Dollars)
--------------------------------------------------------------------------------
                                                    October 31        April 30
                                                       1999             1999
--------------------------------------------------------------------------------
Assets

Current
Cash                                              $     28,538     $          0
Accounts Receivable,net                                662,753          491,418
Prepaid expenses                                         1,200                0
--------------------------------------------------------------------------------

                                                       692,491          491,418
Distillation Unit                                    2,024,706        2,024,706
Property and Equipment, net                          3,165,879        3,354,493
Patent and Technology, net                              20,031           21,914
Deferred Finance Charges and Deposits                  185,089          226,320
--------------------------------------------------------------------------------

                                                  $  6,088,196     $  6,118,851
================================================================================
Liabilities

Current
Bank Overdraft                                    $          0     $      5,682
Accounts payable and accrued liabilities             1,470,936          849,960
Accrued oil and waste treatment costs                  246,031          257,635
Current portion of long-term debt                      150,585          100,733
--------------------------------------------------------------------------------

                                                     1,867,552        1,214,010
Long-Term Debt                                       3,571,273        3,670,339
--------------------------------------------------------------------------------

                                                     5,438,825        4,884,349

Stockholders' Equity

Common stock, $0.001 par value;
100,000,000 shares authorized,
6,614,889 and 6,066,318 shares issued
and outstanding at October 31, 1999
and April 30, 1999 respectively
                                                        17,414           16,865
Additional paid-in capital                          24,152,122       24,043,106
Accumulated deficit                                (23,520,165)     (22,825,469)
--------------------------------------------------------------------------------

                                                       649,371        1,234,502
--------------------------------------------------------------------------------

                                                  $  6,088,196     $  6,118,851
================================================================================


See notes to consolidated financial statements

RICH COAST, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED - PREPARED BY MANAGEMENT)
(UNITED STATES DOLLARS)

--------------------------------------------------------------------------------
                                Three Months                  Six Months
                              Ended October 31,            Ended October 31,
                             1999           1998          1999           1998
--------------------------------------------------------------------------------
Sales                   $   715,371    $   534,537    $ 1,319,020    $ 1,140,028
Cost of Sales
(exclusive of
depreciation)               335,931        315,341        603,891        627,921
--------------------------------------------------------------------------------
Gross Profit                379,440        219,196        715,129        512,107

Expenses
Interest-beneficial
conversion feature                0         77,654              0        655,307
Salaries and wages          245,699        234,236        526,587        471,251
Interest                     81,899         88,612        136,589        193,304
Lawsuit Settlement          100,000              0        150,000              0
Office and General           31,278         20,957         31,411         55,658
Consulting and
financing fee                20,380         20,258         35,413        164,228
Audit,accounting
and legal                    21,264         63,829         64,731        114,523
Travel                       12,077         39,319         32,939         91,537
Pipeline Staking fee              0              0         16,905              0
Property Taxes               26,250         19,137         95,677         61,100
Insurance                    15,826         18,035         28,818         48,663
Utilities                    19,374         19,026         46,114         37,669
Telephone and
facsimile                     7,961         18,979         20,007         28,727
Advertising and
shareholder relations         1,538         92,378          1,538         97,147
Bad Debts                     8,756              0          9,941              0
Depreciation                113,834         68,487        213,155        137,465
--------------------------------------------------------------------------------
                            706,136        780,907      1,409,825      2,156,579
--------------------------------------------------------------------------------
Loss Before
Other Items                (326,696)      (561,711)      (694,696)    (1,644,472)

Other Items
 Gain on fire                     0         89,343              0         89,343
 Accrued oil and
 waste treatment cost
 reversal                         0        285,588              0        285,588
--------------------------------------------------------------------------------
                                  0        374,931              0        374,931
--------------------------------------------------------------------------------
Loss for Period         $  (326,696)   $  (186,780)   $  (694,696)   $(1,269,541)
================================================================================

Loss Per share before
 Other Items            $     (0.05)   $     (0.11)   $     (0.11)   $     (0.34)
Gain Per Share on
 Other Items                  (0.00)          0.07          (0.00)          0.07
--------------------------------------------------------------------------------
Loss Per Share          $     (0.05)   $     (0.04)   $     (0.11)   $     (0.27)
================================================================================
Weighted Average
Number of Shares
Outstanding               6,442,886      4,891,791      6,337,482      4,792,112
================================================================================
See notes to consolidated financial statements

RICH COAST, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED - PREPARED BY MANAGEMENT)
(UNITED STATES DOLLARS)

--------------------------------------------------------------------------------
                                                         Six Months
                                                      Ended October 31,
                                                 1999                     1998
--------------------------------------------------------------------------------
Net Cash Provided by (used in)
Operating Activities                        $    28,048             $  (396,705)

Investing Activities
 Capital asset additions                        (22,656)               (744,324)
 Deferred finance charge                        (26,237)               (184,629)
--------------------------------------------------------------------------------
                                                (48,893)               (928,953)

Financing Activities
 Issue of Capital Stock for
 Suit settlement                                 50,000                       0
 Issue of Capital stock for cash                      0                 156,729
 Proceeds from Convertible
 Debenture                                            0               1,500,000
 Repayment of long-term debt                    (54,500)                (83,332)
 Issue of Capital Stock for
 Convertible Debenture                           59,565                       0
--------------------------------------------------------------------------------
                                                 55,065               1,573,397
--------------------------------------------------------------------------------
Increase (Decrease) in Cash                      34,220                 247,739
Cash, (Bank Overdraft)
Beginning of Period                              (5,682)                 53,043
--------------------------------------------------------------------------------
Cash, End of Period                         $    28,538             $   300,782
================================================================================







See notes to consolidated financial statements

RICH COAST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
October 31, 1999 AND APRIL 30, 1999
(UNAUDITED - PREPARED BY MANAGEMENT)
(UNITED STATES DOLLARS)
--------------------------------------------------------------------------------

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

         In the opinion of the Company's management, these financial statements reflect all adjustments necessary to present fairly the Company's consolidated financial position at October 31, 1999 and April 30, 1999 and the consolidated results of operations and the consolidated statement of cash flows for the six months ended October 31, 1999 and October 31, 1998.

2.       CAPITAL STOCK

         (a)      Authorized  100,000,000 common shares of $0.001 par value

         (b)      Issued during the period:

          ----------------------------------------------------------------------
                                     NUMBER       PRICE PER
                                    OF SHARES       SHARE($)   AMOUNT
          ----------------------------------------------------------------------
          Six months ended OCTOBER 31, 1998
          Shares issued
            For cash - options        167,750   $      0.86   $144,755
            Interest on notes          33,349   $      1.27     42,176
          ----------------------------------------------------------------------
                                      201,099                 $186,931
          ======================================================================
          Six months ended October 31,1999
          Shares issued
            Lawsuit settlement        250,000   $    0.20     $ 50,000
            Convertible Debenture     298,571   $    0.1995     59,565
            (principal and
             accrued interest)
          ----------------------------------------------------------------------
                                      548,571                  109,565
          ======================================================================

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS

The following information should be read in conjunction with unaudited consolidated financial statements included herein which are prepared in accordance with generally accepted accounting principles ("GAAP") in the United States for interim financial information.

Results of Operation

Revenues for Rich Coast's second quarter are $715,371 compared to the first quarter revenues $603,649. Previous second quarter revenues were $534,537. Improving profit margins on recycling services and a reduction in costs of transportation offset a $100,000 non-recurring final settlement of a suit with Mobil Oil Corporation and provided for a reduction in second quarter losses to $326,696 from first quarter losses of $368,000. Further operating cost reductions will be realized when the Company's Ford Road facility is sold and operations are consolidated at Rich Coast's Wyoming Avenue terminal site. An offer to purchase the Ford Road facility was accepted on September 9, 1999 with 180 days allowed for environmental studies necessary to financing and completion of the sales.

Rich Coast's plan to redirect its efforts toward installation of its proprietary waste treatment systems at slaughterhouse and pulp-paper companies is proceeding as planned. The Company's installation at Murco, Inc., a slaughterhouse operation in Plainwell, Michigan that is owned by Packerland Packing in Green Bay, Wisconsin has been operated successfully and is now temporarily shut down awaiting Rich Coast initiated improvements in upstream processing equipment which must be completed for full production operations to resume. Revenues from the installation are expected in Rich Coast's third quarter beginning November 1, 1999. Most important is the fact that Packerland executives are pleased with results and have authorized Rich Coast engineers to propose waste treatment and waste recovery systems at two other locations.

In the pulp-paper industry contract negotiations are still in progress on an installation that has been proposed at a large plant located in Michigan.

Two additional industries that Rich Coast has explored are the chemical and textile industries. Both industries have serious environmental and cost problems in treatment of waste streams that can be significantly minimized using Rich Coast's proprietary systems. Demonstrations are now being planned utilizing laboratory techniques that have been extremely effective.

Changes in Financial Condition

The Company's business focus continues its shift toward waste treatment operations at the waste generator's plant. The company believes this transition will occur over the next two years. The increased revenues from traditional operations continue to increase due to market demand. Also, the Company's cost of sales for the six month period totaled $603,891, compared to $627,921 for the same six month period last year. This represents a 4% decrease in cost of sales, while revenues for the comparable periods increased 15%.

Part II    Other Information

Item 1.  Legal proceedings

On or about December 29, 1997 the Company was served with a complaint filed Michigan by Mobil Oil Corporation. The complaint alleges breach of contract by the Company in connection with a Terminating Agreement dated May 18, 1995 relating to through-put fees at Mobil's Woodhaven, Michigan facility. The dispute under the Terminalling Agreement will not affect the Company's purchase of the Mobil terminal, which occurred January 15, 1996, and should not be confused with the Mobil terminal. The complaint was settled on October 1, 1999 by a Rich Coast payment to Mobil Oil Corporation of $100,000.

On December 30, 1997 an unrelated complaint was filed against the Company and two of its directors personally in US District Court for the Eastern District of Michigan by Comer Holdings Ltd., an Irish corporation ("Comer"), in which Comer claims, among other things, breach of contract relating to alleged loan made to the Company in 1994. The Company settled the suit by granting Comer 250,000 shares of common stock an committing to a $3,125 payment on December 1, 1999 with five additional payments of $9,375 at three month intervals commencing March 1, 2000.

Item 2. Changes in Securities

Rich Coast completed a private placement on November 8, 1999 for aggregate gross proceeds of $350,000 to Frippoma, S.A., a Swiss entity and an accredited investor, in a transaction exempt under Regulation S and Rule 506 of Regulation D of the Securities Act of 1933. Frippoma, S.A. received 1,750,000 shares of the Company's common stock at $0.20 per share. No commissions were paid on the transaction.

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



ITEM 6                     EXHIBITS

(a)      Exhibit 3(i)- Articles of Incorporation. 1
         Exhibit 3(ii)-Bylaws. 1
         Exhibit 27.1-Financial Data Schedule. Filed herewith.

(b)      No reports on Form 8-K were filed during the quarter ended 10/31/99.
-------
1 Incorporated by reference from Registrant Statement on Form S-3, File No. 333-63289, filed with the SEC on September 11, 1998.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                     RICH COAST INC.

Date:  December 17, 1999             by: /s/ James P. Fagan
                                         -------------------------------
                                         James P. Fagan, President

Date:  December 17, 1999             by: /s/ Michael M. Grujicich
                                         -------------------------------
                                         Michael M. Grujicich,
                                         Chief Financial and Accounting
                                         Officer