Form 10KSB/A
period 1998-04-30
RICH COAST INC
filed 2000-01-10
CIK 814186

                    U.S. SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                              FORM 10-KSB/A No. 3

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
                              -------


                                Rich Coast Inc.
                                ---------------
                (Name of small business issuer in its charter)


              Nevada                                       91-1835978
    ------------------------------                     -------------------
    State or other jurisdiction of                      (I.R.S. Employer
    incorporation or organization                      Identification No.)


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

10.1     Terminating Agreement - Mobil Oil Corporation.  (P)

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

21.1     List of Subsidiaries of the Registrant.*

27.1     Financial Data Schedule.

_______________

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

(*)  Filed previously.

(d) Schedules. Schedules are omitted as the information is not required or not applicable, or the required information is shown in the financial statements or notes thereto.

                                  SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Form 10-KSB/A No. 3 to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        RICH COAST INC.


Date:  December 29, 1999                By: /s/ James P. Fagan
                                            -----------------------------------
                                            James P. Fagan, President and Chief
                                            Executive Officer


Date:  December 29, 1999                By: /s/ Michael M. Grujicich
                                            -----------------------------------
                                            Michael M. Grujicich, Chief
                                            Financial and Accounting Officer

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

RICH COAST, INC.
(Formerly Rich Coast Resources Ltd.)
Consolidated Balance Sheets
April 30
(U.S. Dollars)

================================================================================================================
                                                                                   1998                1997
----------------------------------------------------------------------------------------------------------------
Assets (note 7)

Current

  Cash                                                                       $       53,043          $    12,919
  Accounts receivable                                                               460,558              288,265
  Insurance claim receivable (note 3)                                               435,290                    0
  Share subscription receivable (note 8(d))                                          25,000                    0
  Inventory                                                                         108,265              135,673
  Prepaid expenses                                                                        0                4,436
----------------------------------------------------------------------------------------------------------------
                                                                                  1,082,156              441,293
Distillation Unit (note 5)                                                        2,024,706            2,024,706
Property and Equipment, at cost (net) (notes 4 and 7)                             2,990,373            3,210,485
Patent and Technology, net                                                           25,681               30,525
Deferred Finance Charges and Deposits                                               120,732               82,775
----------------------------------------------------------------------------------------------------------------

                                                                             $    6,243,648         $  5,789,784
================================================================================================================

Liabilities

Current
  Accounts payable and accrued liabilities (note 6)                          $      838,966         $    739,128
  Accrued oil and waste treatment costs                                             450,444              303,973
  Due to shareholder (note 10)                                                            0              100,000
  Current portion of long-term debt (note 7)                                        595,309               78,673
  Current portion of obligation under capital lease                                       0                5,521
----------------------------------------------------------------------------------------------------------------
                                                                                  1,884,719            1,227,295
Long-Term Debt (note 7)                                                           2,016,510            2,108,996
Obligation Under Capital Lease                                                            0                7,815
----------------------------------------------------------------------------------------------------------------
                                                                                  3,901,229            3,344,106
----------------------------------------------------------------------------------------------------------------

Stockholders' Equity (note 8):
  Common stock, $0.001 par value;
  100,000,000 shares authorized, 18,875,771 (4,718,942 post
  reverse split) and 16,155,913 (4,038,978 post reverse split) (note
  12b) shares issued and outstanding at April 30, 1998 and 1997, respectively        15,518               12,773
  Additional paid-in capital (note 1)                                            22,579,874           21,311,957
  Accumulated deficit (note 1)                                                  (20,252,973)         (18,879,052)
----------------------------------------------------------------------------------------------------------------
                                                                                  2,342,419            2,445,678
----------------------------------------------------------------------------------------------------------------
                                                                             $    6,243,648         $  5,789,784
================================================================================================================

See notes to consolidated financial statements.

RICH COAST, INC.
(Formerly Rich Coast Resources Ltd.)
Consolidated Statements of Operations
Years Ended April 30
(U.S. Dollars)

================================================================================================================
                                                                1998                 1997                1996
Sales                                                       $ 2,547,083           $ 1,897,155         $1,741,352
Cost of Sales (exclusive of depreciation
  shown separately below)                                     1,080,557               967,062            550,035
----------------------------------------------------------------------------------------------------------------

Gross Profit                                                  1,466,526               930,093          1,191,317
----------------------------------------------------------------------------------------------------------------

Expenses
  Salaries and wages                                            982,918               713,605            565,670
  Compensation for past services                                      0                     0            351,935
  Forgiveness of past service
    compensation liability                                            0              (351,935)                 0
  Consulting and management fees                                152,223               816,953             53,198
  Shareholder relations                                         149,406                41,630             98,030
  Audit, accounting and legal                                   130,626               213,911            129,108
  Travel                                                        125,030                79,939             80,343
  Utilities                                                     121,168               129,463             88,400
  Insurance                                                     103,805                83,364             65,079
  Property taxes                                                 85,760                72,612             61,017
  Equipment and storage leases                                   83,820               111,437             90,661
  Repairs and maintenance                                        62,603                40,983            129,036
  Office and general                                             59,122                31,857             95,577
  Telephone and facsimile                                        40,693                29,489             72,487
  Listing, transfer agent and filing fees                        24,573                27,176             40,505
  Factoring costs                                                24,304                19,634             68,644
  Bad debts                                                       8,375                11,984             47,704
  Rent and secretarial                                            7,353                 4,300             46,578
  Advertising                                                     5,853                12,356             10,139
  Financing                                                           0                26,772                  0
  Depreciation                                                  256,398               359,168            387,982
----------------------------------------------------------------------------------------------------------------

                                                              2,424,030             2,474,698          2,482,093
----------------------------------------------------------------------------------------------------------------

Loss Before Other Items                                         957,504             1,544,605          1,290,776
Other Items
  Insurance proceeds in excess of current expenditures
   (note 3)                                                    (103,503)                    0                  0
  Interest expense                                              303,648               213,912             56,246
  Interest - beneficial conversion feature (note 2(l))          198,626                     0                  0
  Loss on equipment disposal                                          0               147,752              2,478
  Amortization of deferred financing costs                       17,646                22,060                  0
  Gain from oil and gas operations (note 2)                           0                     0             (2,449)
  Resource properties disposal loss (note 2)                          0                     0             73,868
----------------------------------------------------------------------------------------------------------------
Net Loss for Year                                           $ 1,373,921           $ 1,928,329         $1,420,919
================================================================================================================
Net Loss per Share                                          $      0.08           $      0.13         $     0.14
================================================================================================================
Post Reverse Split Net Loss per Share (Note 12b)            $      0.32           $      0.52         $     0.56
================================================================================================================

Weighted Average Number of Shares Outstanding                17,272,153            15,035,155          9,843,419
Post Reverse Split (Note 12b)                                 4,318,038             3,758,788          2,460,854
================================================================================================================

RICH COAST, INC.
(Formerly Rich Coast Resources Ltd.)
Consolidated Statements of Stockholders' Equity
Years Ended April 30
(U.S. Dollars)

------------------------------------------------------------------------------------------------------------------------------------
                                Common       Post Reverse       Common       Additional       Accumulated             Total
                                Shares           Split          Shares        Paid-In           Deficit           Stockholders'
                                Number        (note 12b)        Amount        Capital           (note 1)         Equity (Deficit)
------------------------------------------------------------------------------------------------------------------------------------
Balance April 30, 1995         7,749,422        1,937,355      $ 7,749      $18,529,829        $(15,519,727)         $ 3,017,851
Issuance of common
  stock (note 8), as
  previously reported          5,574,671        1,393,668        5,575        4,144,921                   0            4,150,496
Adjustment to correct the
  recording of issuance of
  shares on acquisition of
  subsidiaries (note 1)                0                0       (3,383)      (2,481,341)            (10,077)          (2,494,801)
Share issue costs                      0                0            0         (451,823)                  0             (451,823)
Net Loss                               0                0            0                0          (1,420,919)          (1,420,919)
------------------------------------------------------------------------------------------------------------------------------------

Balance, April 30, 1996       13,324,093        3,331,023        9,941       19,741,586         (16,950,723)           2,800,804
Issuance of common
  stock (note 8)               2,831,820          707,955        2,832        1,585,239                   0            1,588,071
Financing cost                         0                0            0          (14,868)                  0              (14,868)
Net loss                               0                0            0                0          (1,928,329)          (1,928,329)
------------------------------------------------------------------------------------------------------------------------------------

Balance, April 30, 1997       16,155,913        4,038,978       12,773       21,311,957         (18,879,052)           2,445,678
Issuance of common
  stock (note 8)               2,719,858          679,964        2,745          804,526                   0              807,271
Interest - beneficial
  conversion (note 2(l))               0                0            0          463,391                   0              463,391
Net loss                               0                0            0                0          (1,373,921)          (1,373,921)
------------------------------------------------------------------------------------------------------------------------------------

Balance, April 30, 1998       18,875,771        4,718,942      $15,518      $22,579,874        $(20,252,973)         $ 2,342,419
------------------------------------------------------------------------------------------------------------------------------------

RICH COAST, INC.
(Formerly Rich Coast Resources Ltd.)
Consolidated Statements of Cash Flows
Years Ended April 30
(U.S. Dollars)

------------------------------------------------------------------------------------------------------------------------------------
                                                                     1998                  1997                     1996
------------------------------------------------------------------------------------------------------------------------------------
Operating Activities
Net loss for year                                                $(1,373,921)         $(1,928,329)              $(1,420,919)
Adjustments to reconcile net loss to net cash
Used by operating activities
   Interest - beneficial conversion feature                          198,626                    0                         0

   Interest - expense                                                 64,356                    0                         0

   Depreciation and amortization                                     274,045              381,228                   387,982
   Resource properties disposal loss                                       0                    0                    73,902
   Loss on equipment disposal                                              0              147,752                         0
   Consulting and management fees                                    155,410              608,548                         0
   Salaries and wages                                                231,405                    0                         0

Changes in Operating Assets and Liabilities
   Accounts receivable                                              (172,293)             138,700                  (281,430)
   Insurance claim receivable                                       (435,290)                   0                         0
   Subscriptions receivable                                          (25,000)                   0
   Inventory                                                          27,408             (135,673)                        0
   Prepaid expenses                                                    4,436               37,250                   (40,049)
   Accounts payable and accrued liabilities                           99,839             (125,241)                  (54,372)
   Accrued oil and waste treatment costs                             146,470              201,867                   102,106
   Past services compensation payable                                      0             (351,935)                  351,935
------------------------------------------------------------------------------------------------------------------------------------
Net Cash Used in Operating Activities                               (779,509)          (1,025,833)                 (880,845)
------------------------------------------------------------------------------------------------------------------------------------
Investing Activities
   Purchase of property and equipment                               (163,230)            (123,054)               (2,160,338)
   Investment in and expenditures on mineral properties                    0                    0                    (2,480)
   Distillation unit costs incurred                                        0                    0                   (16,156)
   Fire insurance proceeds re fixed assets                           131,714                    0                         0
   Proceeds on sale of oil and gas properties                              0                    0                     4,933
   Proceeds on sale of equipment                                           0                2,000                     7,253
------------------------------------------------------------------------------------------------------------------------------------
Net Cash Used in Investing Activities                                (31,516)            (121,054)               (2,166,788)
------------------------------------------------------------------------------------------------------------------------------------
Financing Activities
   Issue of common stock                                             231,100              964,673                 1,315,251
   Land contract repayments                                           (8,085)             (33,776)                        0
   Shareholders' loans                                                     0               (4,763)                        0
   Obligation under capital lease                                    (13,336)              (1,181)                   (4,245)
   Notes payable                                                     697,000                    0                 2,000,000
   Finders' fees and share issue costs                                     0                    0                  (248,100)
   Deferred finance charges and other                                (55,530)             203,303                         0
------------------------------------------------------------------------------------------------------------------------------------
Net Cash Provided by Financing Activities                            851,149            1,128,256                 3,062,906
------------------------------------------------------------------------------------------------------------------------------------
Increase (Decrease) in Cash                                           40,124              (18,631)                   15,273
Cash, Beginning of Year                                               12,919               31,550                    16,277
------------------------------------------------------------------------------------------------------------------------------------
Cash, End of Year                                                $    53,043          $    12,919               $    31,550
------------------------------------------------------------------------------------------------------------------------------------
Supplemental information
   Issue of common stock
     For short term shareholder advances received in year        $         0          $   531,061               $         0
     For settlement of debt                                      $   100,230          $   531,061               $   104,487
     For partnership interest                                    $         0          $         0               $ 2,484,724
     For services and compensation                               $   386,815          $   608,548               $   246,034
     For finder's fee                                            $         0          $    14,850               $         0
     For interest                                                $    64,126          $         0               $         0
   Interest paid                                                 $   154,860          $   211,808               $    41,684
   Income taxes paid                                             $         0          $         0               $         0
------------------------------------------------------------------------------------------------------------------------------------

RICH COAST, INC.
(Formerly Rich Coast Resources Ltd.)
Notes to Consolidated Financial Statements
Years Ended April 30, 1998 and 1997
(U.S. Dollars)
________________________________________________________________________________

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

        The acquisition was initially accounted for as a combination of entities under common control, a method similar to a pooling of interests. Management has now determined that this method did not reflect the substance of the transaction. The error in the prior period financial statements has now been reported as a prior period adjustment with the acquisition of IWS and Powers/Fagan accounted for using the purchase method of accounting. The Company, pursuant to the partnership agreement with the Partnership, had been including its approximately majority interest in the partnership's losses and also absorbing the losses pertaining to the Partnership interests held by IWS and Powers/Fagan, hence their interests in the partnership were of nil value. Because the Company had accounted for virtually all the partnership losses on an equity basis to April 30, 1995 the prior period adjustment would change individual balance sheet items for paid in capital, additional paid-in capital and accumulated deficit to reflect the nil value of the underlying assets of the acquired subsidiaries.
        The net book value of the assets received (nil value) was determined to be the purchase cost as such value was more clearly evident than the fair value of the common stock issued. Thus the stock issued for IWS and Powers/Fagan now reflects the nil value (note 8(a)).

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

RICH COAST, INC.
(Formerly Rich Coast Resources Ltd.)
Notes to Consolidated Financial Statements
Years Ended April 30, 1998 and 1997
(U.S. Dollars)
________________________________________________________________________________


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

RICH COAST, INC.
(Formerly Rich Coast Resources Ltd.)
Notes to Consolidated Financial Statements
Years Ended April 30, 1998 and 1997
(U.S. Dollars)
________________________________________________________________________________


2.      SIGNIFICANT ACCOUNTING POLICIES (Continued)

        (f)  Reporting Currency

             Financial statements for reporting periods up to and including the year ended April 30, 1996 were originally presented in Canadian dollars because that was the reporting currency. As discussed in note 1, the Company became a US corporation during the 1997 fiscal year. Effective May 1, 1996 financial statements are presented in United States dollars, the functional currency for recording the operations and activities of the Company.

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

RICH COAST, INC.
(Formerly Rich Coast Resources Ltd.)
Notes to Consolidated Financial Statements
Years Ended April 30, 1998 and 1997
(U.S. Dollars)
________________________________________________________________________________


2.      SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

________________________________________________________________________________

4.   PROPERTY AND EQUIPMENT

     The Company's offices, plant, processing equipment and bulk storage terminal located in Dearborn, Michigan are comprised of the following:

       =========================================================================================================================
                                                                     Estimated
                                                                    Useful Lives
                                                                      (Years)                 1998                1997
       -------------------------------------------------------------------------------------------------------------------------
       Land                                                               --                    $  250,041          $  250,041

       Buildings                                                          39                     1,388,117           1,370,903

       Machinery and equipment                                             7                     1,586,789           1,558,465

       Bulk storage tanks                                                 15                       636,534             636,534

       Pipeline                                                           15                       296,187             296,187

       Furniture, fixtures, computers, etc                              5 to 7                      51,274              86,309
       -------------------------------------------------------------------------------------------------------------------------

       Total at cost                                                                             4,208,942           4,198,439

       Accumulated depreciation                                                                  1,218,569             987,954
       -------------------------------------------------------------------------------------------------------------------------

                                                                                                $2,990,373          $3,210,485
       =========================================================================================================================

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

RICH COAST, INC.
(Formerly Rich Coast Resources Ltd.)
Notes to Consolidated Financial Statements
Years Ended April 30, 1998 and 1997
(U.S. Dollars)
________________________________________________________________________________

6.   ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

     ======================================================================
                                                      1998         1997
     ----------------------------------------------------------------------
     Trade payables                                 $516,482    $587,925
     Building repair (fire damage) (note 3)          200,187           0
     Accrued salaries and wages                       50,325      70,491
     Accrued property taxes                           55,296      45,367
     Payroll taxes                                    11,676      18,679
     Accrued interest                                  5,000      16,666
     ----------------------------------------------------------------------

                                                    $838,966    $739,128
     ======================================================================

RICH COAST, INC.
(Formerly Rich Coast Resources Ltd.)
Notes to Consolidated Financial Statements
Years Ended April 30, 1998 and 1997
(U.S. Dollars)

=====================================================================================================================
7.        LONG-TERM DEBT
          ===========================================================================================================
                                                                                      1998                 1997
          -----------------------------------------------------------------------------------------------------------

           10% 18 month convertible promissory notes - series 1997, interest payable quarterly.  Holders elected at the time of purchase to receive interest in shares of the Company's common stock values at a price per share equal to the average closing bid price as quoted on NASDAQ over the 20 trading days preceding the close of the calendar quarter. The notes may be converted at the option of the holder at maturity into shares of common stock at a price per share equal to 50% of the quoted NASDAQ bid price at the
           conversion date.  One holder of a $30,000 note has elected to
           receive cash at maturity                                                   $  697,000                0

           Unamortized interest charge relating to beneficial conversion
           feature (note 2(l))                                                          (264,765)               0
          -----------------------------------------------------------------------------------------------------------
                                                                                         432,235                0

           10% senior secured note, due October 1, 2001 interest payable
           monthly (see below for security)                                            2,000,000        2,000,000

           Land contract payable in monthly instalments of $4,753 each including principal and interest at 8% unless the Company falls behind in its payments at which time the interest rate increases to 12% and monthly instalments increase to $5,384 until the payments are back to schedule (the Company's arrears payments were corrected by a payment of $84,371 on June 1, 1998).  After the land contract is paid in full, the Company may lease the property for a 7-year term, which will cause the land to be titled to the
           Company for $1.00, either after satisfactory clean up by others or
           91 years.                                                                     179,584          187,669
          -----------------------------------------------------------------------------------------------------------
                                                                                       2,611,819        2,187,669

           Less:  Current portion                                                        595,309           78,673
          -----------------------------------------------------------------------------------------------------------
                                                                                      $2,016,510       $2,108,996
          ===========================================================================================================

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

          The land contract payable relates to premises occupied at 10200 Ford Road, Dearborn, Michigan which is currently listed for sale.

          The amount of long-term obligations outstanding at April 30, 1998 mature as follows:

          ======================================================================

          1999                                                        $  595,309
          2000                                                           267,858
          2001                                                            13,417
          2002                                                         2,000,000
          ----------------------------------------------------------------------

                                                                      $2,876,584
          ======================================================================

RICH COAST, INC.
(Formerly Rich Coast Resources Ltd.)
Notes to Consolidated Financial Statements
Years Ended April 30, 1998 and 1997
(U.S. Dollars)

================================================================================

8.   STOCKHOLDERS' EQUITY

     (a) Activity of the common stock account for the years 1996, 1997 and 1998 is as follows:

                                                        Number of      Number of
                                                      Shares (Pre   Shares (Post                  Additional
                                                          Reverse        Reverse        Par          Paid-In
                                                           Split)         Split)      Value          Capital
                                                       (note 12b)
     Fiscal 1996
     Shares issued
       For cash - private placements                    1,198,945        299,736    $ 1,199      $   835,445
       For cash - exercise of stock options               575,150        143,787        575          478,032
       For services                                       250,000         62,500        250          245,784
       For settlement of loan payable to shareholder      167,376         41,844        168          104,319
       Acquisition of subsidiaries (note 1)             3,383,200        845,800      3,383        2,481,341

                                                        5,574,671      1,393,667    $ 5,575      $ 4,144,921

     As previously reported
     Adjustment to correct the recording of
       issuance of shares on acquisition of
       subsidiary (note 1)                                      0              0     (3,383)      (2,481,341)

                                                        5,574,671      1,393,667    $ 2,192      $ 1,663,580

     Fiscal 1997
     Shares issued
       For financing fees                                  50,000         12,500    $    50      $    14,800
       For settlement of debt                           1,104,470        276,117      1,104          529,957
       For cash - private placements                      475,000        118,750        475          354,000
       For cash - exercise of stock options                81,750         20,437         82           79,055
       For services                                     1,120,600        280,150      1,121          607,427

                                                        2,831,820        707,954    $ 2,832      $ 1,585,239

     Fiscal 1998
     Shares issued
       For services and compensation*                     921,892        230,473        922          385,893
       For cash - private placements**                    430,000        107,500        430          107,070
       For cash - exercise of stock options               355,000         88,750        355           78,245
       For cash - exercise of warrants                    280,000         70,000        280           69,720
       For settlement of loan payable to a
         Shareholder                                      521,198        130,299        521           99,709
       For interest                                       211,768         52,942        237           63,889

                                                        2,719,858        679,964    $ 2,745      $   804,526

RICH COAST, INC.
(Formerly Rich Coast Resources Ltd.)
Notes to Consolidated Financial Statements
Years Ended April 30, 1998 and 1997
(U.S. Dollars)

================================================================================


8.       STOCKHOLDERS' EQUITY (Continued)

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

          The following table summarizes the Company's stock option activity for the years ended April 30, 1998 and 1997:

          -------------------------------------------------------------------------------------------------------------
                                                         1998                                 1997
          -------------------------------------------------------------------------------------------------------------
                                                                  Weighted                             Weighted
                                                                   Average                             Average
                                                 Shares        Exercise Price          Shares       Exercise Price
          -------------------------------------------------------------------------------------------------------------
          Outstanding, Beginning of Year       2,015,000            $1.00            2,005,000           $1.00
          Granted                              4,292,913            $0.83              220,000           $1.00
          Exercised                              (40,000)           $0.72                    0           $0.00
          Expired                                      0            $0.00             (210,000)          $1.00
          -------------------------------------------------------------------------------------------------------------

          Outstanding, End of Year             6,267,913                             2,015,000
          -------------------------------------------------------------------------------------------------------------

RICH COAST, INC.
(Formerly Rich Coast Resources Ltd.)
Notes to Consolidated Financial Statements
Years Ended April 30, 1998 and 1997
(U.S. Dollars)

================================================================================


9.        STOCK OPTIONS AND WARRANTS (Continued)

          The following table summarizes information about the Company's stock options outstanding:

          ------------------------------------------------------------------------------------------------
                                                            Weighted
                                                             Average    Weighted               Weighted
                                                            Remaining   Average                Average
                                Range of        Number     Contractual  Exercise    Number     Exercise
                             Exercise Prices  Outstanding     Life       Price    Exercisable   Price
          ------------------------------------------------------------------------------------------------
          April 30, 1998      $0.72 - $2.00    6,267,913      $3.50      $0.88     6,097,913     $0.85
          April 30, 1997      $1.00 - $2.00    2,015,000      $3.70      $1.00     1,720,000     $1.00
          ------------------------------------------------------------------------------------------------

     The Company applies APB Opinion No. 25 and related interpretations in accounting for its stock option plans and, accordingly, no compensation cost has been recognized because stock options granted under the plans were at exercise prices which were equal to market value at date of grant. Had compensation expense been determined as provided in SFAS 123 using the Black-Sholes option-pricing model, the pro-forma effect on the Company's net income (loss) and per share amounts would have been:

     ------------------------------------------------------------------------------------------
                                                                     1998             1997
     ------------------------------------------------------------------------------------------
     Net income (loss), as reported                             $ (1,373,921)    $ (1,928,329)
     Net income (loss), pro-forma                                 (4,339,709)      (2,129,279)
     Net income (loss) per share, as reported                   $      (0.08)    $      (0.13)
     Net income (loss) per share, as reported
       - post reverse split                                     $     ( 0.32)    $      (0.52)
     Net income (loss) per share, pro-forma                     $     ( 0.25)    $      (0.14)
     Net income (loss) per share, pro-forma
       - post reverse split                                     $      (1.00)    $      (0.57)
     ------------------------------------------------------------------------------------------

     The fair value of each option grant is calculated using the following weighted average assumptions:

     ---------------------------------------------------------------------------------
                                                                1998           1997
     ---------------------------------------------------------------------------------
     Expected life (years)                                         3              3
     Interest rate                                              6.28%          5.99%
     Volatility                                               101.14%        117.82%
     Dividend yield                                             0.00%          0.00%
     ---------------------------------------------------------------------------------

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

     =========================================================================================================================
                                     1997       (Post             1996         (Post              1995        (Post
                                     Plan       Reverse Split)    Plan         Reverse Split)     Plan        Reverse Split)
     -------------------------------------------------------------------------------------------------------------------------
                                                (note 12(b))                   (note 12(b))                   (note 12(b))
     Bonus Shares
     Fiscal 1996
       Issued                                                                                     250,000     62,500
     Fiscal 1997
       Issued                                                     410,000       102,500
     Fiscal 1998
       Issued                        50,000     12,500
     -------------------------------------------------------------------------------------------------------------------------
     -------------------------------------------------------------------------------------------------------------------------
                                     50,000     12,500            410,000       102,500           250,000     62,500
     -------------------------------------------------------------------------------------------------------------------------

     Options - Other
     Fiscal 1998
       Issued                        (40,000)   (10,000)
       Exercise price to
         September 8, 2007          $   0.18   $   0.72
     -------------------------------------------------------------------------------------------------------------------------


          Warrants

          At April 30, 1998 there were 5,394,643 (1,348,660 Post Reverse Split) (Note 12b) share purchase warrants outstanding.

                                            Exercise                      Number of
          Expiry Date                       Price                         Warrants
          ------------------------------------------------------------------------------------
                                       Pre           Post            Pre            Post
                                     Reverse        Reverse        Reverse         Reverse
                                      Split          Split          Split           Split
          ------------------------------------------------------------------------------------
          September 8, 1998           $0.25          1.00          200,000          50,000
          June 15, 2001               $0.25          1.00          150,000          37,500
          November 5, 2001            $0.25          1.00          180,000          45,000
          January 13, 2002            $0.25          1.00          420,000         105,000
          July 30, 2002               $0.20          0.80          844,643         211,160
          June 10, 2006               $0.30          1.20        3,600,000         900,000
          ------------------------------------------------------------------------------------
                                                                 5,394,643       1,348,660
          ====================================================================================

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

        (d) The Company reincorporated in the State of Nevada effective July 14, 1998.

13.     LITIGATION

        In December 1997 a complaint was filed against the Company relating to alleged payments of $225,000 due by the Company under a Terminating Agreement of May 18, 1995. The outcome of the dispute is not determinable at this time, however, management is of the opinion the matter will be settled prior to trial. No provision for loss has been recorded in the accounts.