Form 10QSB/A
period 1998-07-31
RICH COAST INC
filed 2000-01-10
CIK 814186

               UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549
                              FORM 10-QSB/A No. 3

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


                     10200 Ford Road, Dearborn, MI 48126
                     -----------------------------------
                   (Address of principal executive offices)

                                (313) 582-8866
                                --------------
                          (Issuer's telephone number)

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

Transitional Small Business Disclosure Format (check one):     YES ___  NO  X
                                                                           ---

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          -------------------------------------------------
          CONDITION AND RESULTS OF OPERATIONS
          -----------------------------------

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

The third long term obligation is in the form of an aggregate of $1,500,000 8% Convertible Debentures, convertible over five years at the option of the holder into shares of Common Stock of Rich Coast. These Convertible Debentures are secured by a second position on the Company's assets, including the Wyoming Terminal Facility. The Debentures are convertible into Shares of Common Stock at the conversion price for each Share of Common Stock equal to the lesser of
(i) $2.50, or (ii) 75% of the five day average closing bid price of the Common Stock for the five trading days immediately preceding the conversion date of the Debentures. Except in the case of mandatory conversion of the Debentures, no holder of Debentures is entitled to convert an amount of Debentures that would result in beneficial ownership of more than 4.9% of the Company's outstanding common stock.

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

                                    RICH COAST INC.


Date:  December 29, 1999            by: /s/ James P. Fagan
                                       ----------------------------------------
                                        James P. Fagan, President



Date:  December 29, 1999            by: /s/ Michael M. Grujicich
                                       ----------------------------------------
                                        Michael M. Grujicich, Chief Financial
                                        and Accounting Officer