Form 10QSB/A
period 1999-10-31
RICH COAST INC
filed 2000-01-12
CIK 814186

                    U.S. SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                              FORM 10-QSB/A No. 1


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

     FOR THE QUARTERLY PERIOD ENDED October 31, 1999

     OR

[_]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
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

Check whether the registrant (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
          Yes [x]           No [_]

The number of shares outstanding of the issuer's classes of common equity, as of October 31, 1999 is 6,614,889 shares of Common Stock.

Transitional Small Business Disclosure Format (check one):    Yes[_]   No [X]

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

Rich Coast Inc.
Consolidated Balance Sheets
(Unaudited - Prepared by Management)
(United States Dollars)

----------------------------------------------------------------------------
                                                October 31     April 30
                                                   1999          1999
----------------------------------------------------------------------------

Assets

Current
Cash                                            $     28,538   $          0
Accounts Receivable, net                             662,753        491,418
Prepaid expenses                                       1,200              0
----------------------------------------------------------------------------

                                                     692,491        491,418
Distillation Unit                                  2,024,706      2,024,706
Property and Equipment, net                        2,996,140      3,354,493
Patent and Technology, net                            20,031         21,914
Deferred Finance Charges and Deposits                185,089        226,320
----------------------------------------------------------------------------

                                                $  5,918,457   $  6,118,851
============================================================================
Liabilities

Current
Bank Overdraft                                  $          0   $      5,682
Accounts payable and accrued liabilities           1,470,936        849,960
Accrued oil and waste treatment costs                246,031        257,635
Current portion of long-term debt                    150,585        100,733
----------------------------------------------------------------------------

                                                   1,867,552      1,214,010
Long-Term Debt                                     3,571,273      3,670,339
----------------------------------------------------------------------------

                                                   5,438,825      4,884,349

Stockholders' Equity

Common stock, $0.001 par value;
100,000,000 shares authorized,
6,614,889 and 6,066,318 shares issued
and outstanding at October 31, 1999
and April 30, 1999, respectively                      17,414         16,865

Additional paid-in capital                        24,152,122     24,043,106
Accumulated deficit                              (23,689,904)   (22,825,469)
----------------------------------------------------------------------------
                                                     479,632      1,234,502
----------------------------------------------------------------------------

                                                $  5,918,457   $  6,118,851
============================================================================

See notes to consolidated financial statements

RICH COAST, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED - PREPARED BY MANAGEMENT)
(UNITED STATES DOLLARS)

-------------------------------------------------------------------------------
                                Three Months                 Six Months
                              Ended October 31,          Ended October 31,
                              1999         1998          1999          1998
-------------------------------------------------------------------------------
 Sales                      $ 715,371   $  534,537  $ 1,319,020   $  1,140,028
Cost of Sales
(exclusive of
depreciation)                 335,931      315,341      603,891        627,921
-------------------------------------------------------------------------------
Gross Profit                  379,440      219,196      715,129        512,107

Expenses
Interest-beneficial
conversion feature                  0       77,654            0        655,307
Salaries and wages            245,699      234,236      526,587        471,251
Interest                       81,899       88,612      136,589        193,304
Lawsuit Settlement            100,000            0      150,000              0
Office and General             31,278       20,957       31,411         55,658
Consulting and
financing fee                  20,380       20,258       35,413        164,228
Audit, accounting
and legal                      21,264       63,829       64,731        114,523
Travel                         12,077       39,319       32,939         91,537
Pipeline Staking fee                0            0       16,905              0
Property Taxes                 26,250       19,137       95,677         61,100
Insurance                      15,826       18,035       28,818         48,663
Utilities                      19,374       19,026       46,114         37,669
Telephone and
facsimile                       7,961       18,979       20,007         28,727
Advertising and
shareholder relations           1,538       92,378        1,538         97,147
Impairment loss on building   169,739            0      169,739              0
Bad Debts                       8,756            0        9,941              0
Depreciation                  113,834       68,487      213,155        137,465
-------------------------------------------------------------------------------
                              875,875      780,907    1,579,564      2,156,579
-------------------------------------------------------------------------------
Loss Before
Other Items                  (496,435)    (561,711)    (864,435)    (1,644,472)
 Gain on fire                       0       89,343            0         89,343
Accrued oil and
 waste treatment cost
 reversal                           0      285,588            0        285,588
-------------------------------------------------------------------------------
                                    0      374,931            0        374,931
-------------------------------------------------------------------------------
Loss for Period            $ (496,435)  $ (186,780) $  (864,435)  $ (1,269,541)
===============================================================================
Loss Per Share             $    (0.08)  $    (0.04) $     (0.14)  $      (0.27)
===============================================================================
Weighted Average
Number of Shares
Outstanding                 6,442,886    4,891,791    6,337,482      4,792,112
===============================================================================

See notes to consolidated financial statements

RICH COAST, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED - PREPARED BY MANAGEMENT)
(UNITED STATES DOLLARS)

------------------------------------------------------------
                                          Six Months
                                       Ended October 31,
                                      1999           1998
------------------------------------------------------------

Net Cash Provided by (used in)
Operating Activities                $   56,876   $ (396,705)

Investing Activities
 Capital asset additions               (22,656)    (744,324)
 Deferred finance charge                     0     (184,629)
------------------------------------------------------------
                                       (22,656)    (928,953)

Financing Activities
 Decrease in bank overdraft             (5,682)           0
 Issue of Capital stock for cash             0      156,729
 Proceeds from Convertible
 Debenture                                   0    1,500,000
 Repayment of long-term debt                 0      (83,332)
------------------------------------------------------------
                                         5,682    1,573,397
------------------------------------------------------------
Increase (Decrease) in Cash             28,538      247,739
Cash, (Bank Overdraft)
Beginning of Period                          0       53,043
------------------------------------------------------------
Cash, End of Period                 $   28,538   $  300,782
============================================================


Supplemental disclosure of non cash investing and financing activities:

250,000 shares of common stock
issued upon settlement of lawsuit   $   50,000
                                    ==========

298,571 shares of common stock
issued in exchange of principle &
interest due on convertible
debentures                          $   59,565
                                    ==========

33,349 shares of common stock
issued in exchange of accrued
interest                                         $   42,176
                                                 ==========
See notes to consolidated financial statements

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

     In the opinion of the Company's management, these financial statements reflect all adjustments, including normal recurring adjustments, considered necessary to present fairly the Company's consolidated financial position at October 31, 1999 and the consolidated results of operations and the consolidated statement of cash flows for the three and six months ended October 31, 1999 and October 31, 1998.

2.   CAPITAL STOCK

     (a)   Authorized 100,000,000 common shares of $0.001 par value

     (b)   Issued during the period:

     ---------------------------------------------------------------------
                                           NUMBER    PRICE PER
                                          OF SHARES   SHARE($)    AMOUNT
     ---------------------------------------------------------------------

     Six months ended OCTOBER 31, 1998
     Shares issued
      For cash - options                    167,750    $  0.86   $144,755
      Interest on notes                      33,349    $  1.27     42,176
     ---------------------------------------------------------------------
                                            201,099              $186,931
     =====================================================================
     Six months ended October 31, 1999
     Shares issued
       Lawsuit settlement                   250,000    $  0.20   $ 50,000
       Convertible Debenture                298,571    $0.1995     59,565
       (principal and
       accrued interest)
     ----------------------------------------------------------------------
                                            548,571               109,565
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

Results of Operation

Revenues for the six month period ended October 31, 1999 increased $178,992, or 16%, from $1,319,020 to $1,140,028 for the six month period ended October 31, 1998. The increase resulted from slightly increased prices and diversion of business from the area's largest waste disposal company which was shut down in October 1999 for violation of environmental regulations. That shut down was still in effect as of December 1, 1999. Rich Coast expects to retain a substantial portion of the diverted business. Rich Coast's owned and operated waste treatment system installed at Murco, Inc., a slaughterhouse operation in Plainwell, Michigan that is owned by Packerland Packing, operated successfully when placed in the production process in early October 1999. This Rich Coast system was temporarily shut down later in the month to improve its efficiency by modifying some upstream waste treatment systems owned by Murco. Modifications will be paid for by Murco and are expected to be completed to allow the Rich Coast system to resume operation by Spring 2000. Rich Coast continues to refocus its business on installation of proprietary Rich Cost waste treatment systems at slaughterhouse and pulp-paper company locations and away from processing at Rich Coast facilities.

A pulp-paper demonstration has also been completed successfully with the result that an engineering contract for a production system has been received and fulfilled. Rich Coast is still negotiating a production contract for the pulp-paper plant.

On September 9, 1999 Rich Coast entered into a new contract with DeMonte Fabricators, Ltd. for the purchase of its Ford Road facility. The contract states a purchase price of $450,000 and is contingent on the purchaser obtaining a Baseline Environmental Assessment by March 5, 2000. The Ford Road operations will continue at its current pace until closing on the property, at which time all operations will be transferred to the Wyoming Road facility. The Company recognized an impairment loss of $169,739 during the six months ended October 31, 1999 in connection with this sales contract. The impairment loss adjusts the Carrying value of the Ford Road facility to the sales proceeds anticipated to be received.

Cost of sales decreased $24,030, or 4%, from $627,921 during the six month period ended October 31, 1998 to $603,891 for the six month period ended October 31, 1999. This decrease is due to reduced landfill and transportation costs. The changes in sales and cost of sales resulted in an increase in gross profit of $203,022, or 40%, from $512,107 for the six months ended October 31, 1998 to $715,129 for the corresponding period in 1999. Gross profit as a percent of sales increased from 45% in 1998 to 54% in 1999.

Interest expense consists of the amortization of beneficial conversion features of convertible debt instruments and other interest. The beneficial conversion features relate to the 10% convertible promissory notes (converted to common stock during the year ended April 30, 1999) and the 8% convertible debentures ($1,445,500 outstanding principal at October 31, 1999) and were fully amortized to interest expense during the year ended April 30, 1999. Therefore, the amount of interest expense-beneficial conversion feature decreased from $655,307 for the six month period ended October 31, 1998 to $0 for the six month period ended October 31, 1999. Other interest expense decreased $56,715, or 30%, from $193,304 in 1998 to $136,589 in 1999. This decrease was due to interest paid on convertible debt ($697,000 principal outstanding) during the six month period ended October 31, 1998. These debentures converted to common stock in December 1998, so no similar interest expense was necessary in 1999.

Salaries and wages increased $55,336, or 12%, from $471,251 during the six months ended October 31, 1998 to $526,587 during the six months ended October 31, 1999. This increase was due to a larger number of employees.

During the six months ended October 31, 1999, the Company incurred $150,000 of expense from the settlement of separate lawsuits involving Mobil Oil Corp. and Comer Holdings, Ltd.

Consulting and financing fees decreased from $128,815, or 78%, from $164,228 during the six months ended October 31, 1998 to $35,413 during the six months ended October 31, 1999. This decrease was due to replacement of consultants with salaried employees.

Audit, accounting and legal expenses decreased $49,792, or 43%, from $114,523 during the six months ended October 31, 1998 to $64,731 during the six months ended October 31, 1999. This decrease was due to reduced legal expenses.

Travel expenses decreased $58,598, or 64%, from $91,537 during the six months ended October 31, 1998 to $32,939 during the six months ended October 31, 1999. This decrease was due to a stringent cost reduction production.

During the six months ended October 31, 1999, the Company incurred $16,905 of pipeline relocation cost due to the pipeline's interference with a county project.

Property taxes increased $34,577, or 57%, from $61,100 during the six months ended October 31, 1998 to $95,677 during the six months ended October 31, 1999. This increase was due to a one time settlement of property tax penalty and interest charges.

Advertising and shareholder relations expenses decreased $95,609, or 98%, from $97,147 during the six months ended October 31, 1998 to $1,538 during the six months ended October 31, 1999. This decrease was due to termination of contracts with new business developments and a corresponding decrease in warrant expenses.

Depreciation expense increased $75,690, or 55%, from $137,465 during the six months ended October 31, 1998 to $213,155 during the six months ended October 31, 1999. This increase was due to purchase and installation of a new aeration waste treatment system at the Company's Wyoming Avenue terminal facility.

During the six months ended October 31, 1998, the Company recognized a gain of $89,343 related to the final insurance settlement of the Company's December 15, 1997 fire damage and a gain of $285,588 of accrued oil and waste treatment cost reversal related to savings from an improved waste oil treatment process.

Net loss for the six months ended October 31, 1999 was $864,435 compared to a net loss of $1,269,541 for the six months ended October 31, 1998, a decrease of $405,106, or 32%. Loss per share decreased $0.13, or 48%, from $0.27 per share for the six month period ended October 31, 1998 to $0.14 per share for the same period in 1999. Loss per share was also impacted by an increase in the weighted average number of shares of 1,545,370 shares arising from 250,000 shares issued in the settlement of a lawsuit and 298,571 shares issued upon conversion of debt to equity.

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

Until the Company's transition in business is complete, it expects to continue to incur net losses and to require financing of operating cash needs from equity investments. In addition, the Company's sale of its Ford Road facility will generate $300,000 positive cash flow after clean up and repairs required as part of the sales agreement. This amount, along with additional equity investment, is expected to offset losses until profitability is attained.

Part II     Other Information

Item 1.   Legal proceedings

On or about December 29, 1997 the Company was served with a complaint filed against it in U.S District Court for the Eastern District of

Michigan by Mobil Oil Corporation. The complaint alleges breach of contract by the Company in connection with a Terminalling Agreement dated May 18, 1995 relating to through-put fees at Mobil's Woodhaven, Michigan facility. The dispute under the Terminalling Agreement will not affect the Company's purchase of the Mobil terminal, which occurred January 15, 1996, and should not be confused with the Mobil terminal. The complaint was settled on October 1, 1999 and Rich Coast paid Mobil Oil Corporation $100,000 November 9, 1999 as part of the settlement.

On December 30, 1997 an unrelated complaint was filed against the Company and two of its directors personally in US District Court for the Eastern District of Michigan by Comer Holdings Ltd., an Irish corporation ("Comer"), in which Comer claims, among other things, breach of contract relating to alleged loan made to the Company in 1994. The Company settled the suit by granting Comer 250,000 shares of common stock and committing to a $3,125 payment on December 1, 1999 with five additional payments of $9,375 at three month intervals commencing March 1, 2000.

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

                                        RICH COAST INC.

Date:  January 7, 1999             by: /s/ James P. Fagan
                                       -------------------------------
                                       James P. Fagan, President

Date:  January 7, 1999             by: /s/ Michael M. Grujicich
                                       -------------------------------
                                       Michael M. Grujicich,
                                       Chief Financial and Accounting
                                       Officer