Form 10QSB
period 2000-01-31
RICH COAST INC
filed 2000-03-16
CIK 814186

                    U.S. SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                  FORM 10-QSB


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

     FOR THE QUARTERLY PERIOD ENDED January 31, 2000

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

The number of shares outstanding of the issuer's classes of common equity, as of January 31, 2000 is 9,914,889 shares of Common Stock.

Transitional Small Business Disclosure Format (check one):    Yes[_]   No [X]

                         PART I-FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS



RICH COAST, INC.
INTERIM CONSOLIDATED FINANCIAL STATEMENTS
January 31, 2000
(UNAUDITED-SEE NOTICE TO READER)


RICH COAST, INC.
CONSOLIDATED FINANCIAL STATEMENTS
January 31, 2000
(UNAUDITED - PREPARED BY MANAGEMENT)
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

Rich Coast Inc.
Consolidated Balance Sheets
(Unaudited - Prepared by Management)
(United States Dollars)



----------------------------------------------------------------------------
                                                January 31     April 30
                                                   2000          1999
----------------------------------------------------------------------------


Assets

Current:
Cash                                            $     75,043   $          0
Accounts receivable, net                             608,272        491,418
Prepaid expenses                                      16,200              0
----------------------------------------------------------------------------

                                                     699,515        491,418
Distillation unit                                  2,024,706      2,024,706
Property and equipment, net                        2,904,092      3,354,493
Patent and technology, net                            19,089         21,914
Deferred finance charges and deposits                168,542        226,320
----------------------------------------------------------------------------

                                                $  5,815,944   $  6,118,851
----------------------------------------------------------------------------
Liabilities

Current:
Bank overdraft                                  $          0   $      5,682
Accounts payable and accrued liabilities             998,064        849,960
Accrued oil and waste treatment costs                225,255        257,635
Current portion of long-term debt                    371,836        100,733
----------------------------------------------------------------------------

                                                   1,595,155      1,214,010
Long-Term Debt                                     3,282,288      3,670,339
----------------------------------------------------------------------------

                                                   4,877,443      4,884,349

Stockholders' Equity
Preferred stock, $0.001 par value;
10,000,000 shares authorized, 0 outstanding;
Common stock, $0.001 par value;
100,000,000 shares authorized,
9,914,889 and 6,066,318 shares issued
and outstanding at January 31, 2000
and April 30, 1999, respectively                      20,714         16,865

Additional paid-in capital                        24,793,822     24,043,106
Accumulated deficit                              (23,876,035)   (22,825,469)
----------------------------------------------------------------------------
                                                     938,501      1,234,502
----------------------------------------------------------------------------

                                                $  5,815,944   $  6,118,851
----------------------------------------------------------------------------


See notes to consolidated financial statements

                                                                               1
RICH COAST, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED - PREPARED BY MANAGEMENT)
(UNITED STATES DOLLARS)



-------------------------------------------------------------------------------------
                                     Three Months                Nine Months
                                  Ended January 31,            Ended January 31,
                                  2000         1999            2000          1999
-------------------------------------------------------------------------------------

 Sales                         $  776,674   $  565,188    $ 2,095,694    $ 1,705,216
Cost of sales
(exclusive of
depreciation)                     340,418      415,779        944,309      1,043,700
-------------------------------------------------------------------------------------
Gross Profit                      436,256      149,409      1,151,385        661,516

Expenses:
Interest-beneficial
conversion feature                      0      109,457              0        764,764
Salaries and wages                224,113      295,603        750,700        766,854
Interest                           68,905       86,449        205,494        279,753
Lawsuit Settlement                      0            0        150,000              0
Office and General                 21,969       40,395         53,380         96,053
Consulting and
financing fee                      55,091       17,589         90,504        181,817
Audit, accounting
and legal                          39,812       66,349        104,543        180,872
Travel                             17,597       10,111         50,536        101,648
Pipeline Staking fee                    0            0         16,905              0
Property Taxes                     37,203       20,105        132,880         81,205
Insurance                          19,111       22,059         47,929         70,722
Utilities                          32,017       33,454         78,131         71,123
Telephone and
facsimile                          10,960       20,494         30,967         49,221
Advertising and
shareholder relations                   0       26,281          1,538        123,428
Impairment loss on building             0            0        169,739              0
Bad debts                            (180)           0          9,761              0
Depreciation                       95,789       82,619        308,944        220,084
-------------------------------------------------------------------------------------
                                  622,387      830,965      2,201,951      2,987,544
-------------------------------------------------------------------------------------
Loss Before
Other Items                      (186,131)    (681,556)    (1,050,566)    (2,326,028)
 Gain on fire                           0            0              0         89,343
Accrued oil and
 waste treatment cost
 reversal                               0            0              0        285,588
-------------------------------------------------------------------------------------
                                        0            0              0        374,931
-------------------------------------------------------------------------------------
Loss for Period                $ (186,131)  $ (681,556)   $(1,050,566)   $(1,951,097)
=====================================================================================
Loss Per Share                 $    (0.02)  $    (0.14)   $     (0.14)   $     (0.40)
=====================================================================================
Weighted Average
Number of Shares
Outstanding                     9,144,780    4,960,062      7,273,248      4,848,094
=====================================================================================

   See notes to consolidated financial statements

RICH COAST, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED - PREPARED BY MANAGEMENT)
(UNITED STATES DOLLARS)



-------------------------------------------------------------------------
                                                       Nine Months
                                                    Ended January 31,
                                                   2000           1999
-------------------------------------------------------------------------


Net Cash (used in)
Operating Activities                             $ (423,819)  $ (700,575)

Investing Activities:
Capital asset additions                             (25,456)    (748,468)
Deferred finance charge                                   0     (207,568)
-------------------------------------------------------------------------
                                                    (25,456)    (956,036)

Financing Activities:
Decrease in bank overdraft                           (5,682)           0
Collection subscriptions receivables                      0       25,000
Issue of Capital stock for cash                     600,000      187,955
Proceeds from convertible
debenture                                                 0    1,500,000
Repayment of long-term debt                         (70,000)     (95,642)
-------------------------------------------------------------------------
                                                    524,318    1,617,313
-------------------------------------------------------------------------
Increase (Decrease) in Cash                          75,043      (39,298)
Cash,
Beginning of Period                                       0       53,043
-------------------------------------------------------------------------
Cash, End of Period                              $   75,043   $   13,745
-------------------------------------------------------------------------

Supplemental disclosure of non cash investing and financing activities:

250,000 shares of common stock
issued upon settlement of lawsuit                $   50,000
                                                 ==========

298,571 shares of common stock
issued in exchange of principle &
interest due on convertible
debentures                                       $   59,565
                                                 ==========
300,000 shares of common stock
issued for consulting services                   $   45,000
                                                 ==========

47,499 shares of common stock
issued in exchange of accrued
interest                                                      $   58,024
                                                              ==========
1,040,299 shares of common stock
issued in exchange of principal due
on convertible debt                                           $  697,000
                                                              ==========

See notes to consolidated financial statements

RICH COAST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
January 31, 2000 AND APRIL 30, 1999
(UNAUDITED - PREPARED BY MANAGEMENT)
(UNITED STATES DOLLARS)
--------------------------------------------------------------------------------

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

     In the opinion of the Company's management, these financial statements reflect all adjustments, including normal recurring adjustments, considered necessary to present fairly the Company's consolidated financial position at January 31, 2000 and the consolidated results of operations and the consolidated statement of cash flows for the three and nine months ended January 31, 2000 and January 31, 1999.

2.   CAPITAL STOCK

     (a) Authorized 100,000,000 common shares of $0.001 par value and 10,000,000 preferred shares of $0.001 par value.

     (b)   Issued during the period:





     ---------------------------------------------------------------------------
                 NUMBER    PRICE PER
                 OF SHARES   SHARE($)    AMOUNT
     ---------------------------------------------------------------------------

     Nine months ended January 31, 1999
     Shares issued
      For cash - options                     229,626  $  0.83  $187,955
      Interest on notes                       47,499  $  1.22    58,024
      Settlement of debt (principal)       1,040,299  $  0.67   697,000
     ---------------------------------------------------------------------------
                                           1,317,424  $         942,979
     ===========================================================================
     Nine months ended January 31, 2000
     Shares issued
      Lawsuit settlement                     250,000  $  0.20  $ 50,000
      Convertible Debenture                  298,571  $0.1995    59,565
      (principal and
      accrued interest)
      For cash                             3,000,000  $  0.20   600,000
      Consulting services                    300,000  $  0.15    45,000
     ---------------------------------------------------------------------------
                                           3,848,571           $754,565
     ===========================================================================

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OPERATIONS

The following information should be read in conjunction with unaudited consolidated financial statements included herein which are prepared in accordance with generally accepted accounting principles ("GAAP") in the United States for interim financial information.

Results of Operation

Revenues increased $390,478 or 22.9% from $1,705,216 to $2,095,694 for the nine months ended January 31, 1999 and 2000, respectively. The revenue increase resulted from price increases, new customers and retention of a majority of the business that was diverted from City Environmental, a major competitor in Detroit, Michigan, when that company was temporarily shut down during the months of October, November and December 1999. City Environmental operations resumed in January 2000 without any significant impact on Rich Coast's business. Rich Coast retained about 75% of the diverted business through January, and expects this percentage to drop to 50% during the current quarter. Rich Coast's lower prices and the opportunity for Rich Coast to demonstrate its service capabilities should help retain this business. A loss of the entire amount of diverted business over six months would cause a revenue loss of 12%. Worst case scenario would be a revenue loss of 6%, or $68,400, over six months. Prices on the diverted business were kept competitive so impact on net income for the six months is estimated at less than $10,000. Net loss for this latest quarter ended January 31, 2000 was $186,131 compared to the previous quarterly loss of $496,435. Included in the $186,131 loss was depreciation of $95,789, a non-cash event.

The Rich Coast owned equipment which was demonstrated last October at Packerland Packing's Murco slaughterhouse in Plainwell, Michigan, and proved effective in grease recovery, was temporarily shut down until plans to increase production and return rendering operations to Murco are implemented. This implementation is planned for mid 2000; however, more critical operating problems exist at Packerland's Green Bay, Wisconsin plant and Rich Coast engineers and equipment have been utilized to recognize Green Bay's operations as top priority. Green Bay operations also promise to be more profitable for Rich Coast than operations at Murco so to minimize delays, engineering and process plans are being developed concurrently with development of a mutually beneficial contract. Currently a five-year contract is being negotiated with Packerland which is expected to be the model for future contracts anticipated with both Packerland's Murco, Michigan facility and their Tolleson, Arizona plant.

The successful demonstration at a pulp-paper plant in Michigan is expected to result in a contract; however, environmental issues are still being discussed with regulatory authorities and until they are resolved Rich Coast cannot develop a meaningful proposal for a production installation.

The sale of Rich Coast's Ford Road facility is proceeding but, again, environmental studies are taking longer than expected. The purchase agreement with the purchaser, De Monte Fabrications, Ltd. has been amended to allow closing on the sale until May 9, 2000. Operations by Rich Coast at its Ford Road facility will continue until approximately April 14, 2000 after which time all waste receiving and treatment operations will be consolidated at Rich Coast's Wyoming Avenue terminal facility. Rich Coast recognized an impairment loss of $169,739 in its second quarter ended October 31, 1999 due to the asset value of the Ford Rd. property being higher than its $450,000 sales price. A positive cash flow of $300,000 is expected at sale closing.

No major capital expenditures were made by Rich Coast during the third quarter. There were no outstanding commitments for capital expenditures at January 31, 2000.

The changes in sales and cost of sales resulted in an increase in gross profit of $489,869, or 74%, from $661,516 for the nine months ended January 31, 1999 to $1,151,385 for the corresponding period in 2000. Gross profit as a percent of sales increased from 39% in 1999 to 55% in 2000. This improvement is due in part to a reduction in landfill and transportation costs.

Interest expense consists of the amortization of beneficial conversion features of convertible debt instruments and other interest. The beneficial conversion features related to the 10% convertible promissory notes (converted to common stock during the year ended April 30, 1999) and the 8% convertible debentures ($1,375,500 outstanding principal at January 31, 2000) and were fully amortized to interest expense during the year ended April 30, 1999. Therefore, the amount of interest expense-beneficial conversion feature decreased from $764,764 for the nine month period ended January 31, 1999 to $0 for the nine month period ended January 31, 2000. Other interest expense decreased $74,259 or 27% from $279,753 in 1999 to $205,494 in 2000. This decrease was due to interest paid on convertible debt ($697,000 principal outstanding) during the nine month period ended January 31, 1999. These debentures converted to common stock in December 1998, so no similar interest expense was necessary during the nine months ended January 31, 2000.

During the nine months ended January 31, 2000, the Company incurred $150,000 of expense from the settlement of separate lawsuits involving Mobil Oil Corp. and Comer Holdings, Ltd.

Consulting and financing fees decreased from $91,313 or 50%, from $181,817 during the nine months ended January 31, 1999 to $90,504 during the nine months ended January 31, 2000. This decrease was due to replacement of consultants with salaried employees.

Audit, accounting and legal expenses decreased $76,329, or 42%, from $180,872 during the nine months ended January 31, 1999 to $104,543 during the nine months ended January 31, 2000. This decrease was due to reduced legal expenses.

Travel expenses decreased $51,112, or 50%, from $101,648 during the nine months ended January 31, 1999 to $50,536 during the nine months ended January 31, 2000. This decrease was due to a stringent cost reduction program.

During the nine months ended January 31, 2000, the Company incurred $16,905 of pipeline relocation cost due to pipeline's interference with a county project.

Property taxes increased $51,675, or 64%, from $81,205 during the nine months ended January 31, 1999 to $132,880 during the nine months ended January 31, 2000. This increase was due to recognition of property tax penalties and interest charges.

Advertising and shareholder relations expenses decreased $121,890, or 99%, from $123,428 during the nine months ended January 31, 1999 to $1,538 during the nine months ended January 31, 2000. This decrease was due to termination of contracts with new business developments and a corresponding decrease in warrant expenses.

Depreciation expense increased $88,860, or 40%, from $220,084 during the nine months ended January 31, 1999 to $308,944 during the nine months ended January 31, 2000. This increase was due to purchase and installation of a new aeration waste treatment system at the Company's Wyoming Avenue terminal facility.

During the nine months ended January 31, 1999, the Company recognized a gain of $89,343 related to the final insurance settlement of the Company's December 15, 1997 fire damage and a gain of $285,588 of accrued oil waste treatment cost reversal related to savings from an improved waste oil treatment process.

Net loss for the nine months ended January 31, 2000 was $1,050,566 compared to a net loss of $1,951,097 for the nine months ended January 31, 1999, a decrease of $900,531, or 46%. Loss per share decreased $0.26, or 65%, from $0.40 per share for the nine month period ended January 31, 1999 to $0.14 per share for the same period in 2000. Loss per share was also impacted by an increase in the weighted average number of shares of 2,425,154.

Changes in Financial Condition

Rich Coast obtained $600,000 of equity financing during its third quarter ending January 31, 2000 through the sale of 3,000,000 shares of common stock for $.20 per share. Net losses for the nine months ended January 31, 2000 totaled $1,050,566 and included depreciation of $308,944. The Company expects to continue increasing its revenues in future quarters as traditional business continues to improve and revenues are realized from anticipated contracts from installation of waste treatment systems at waste generator's sites. With cash of $75,043 as of January 31, 2000 plus an anticipated $300,000 of positive cash flow from the close of sale of the Ford Road property by May 9, 2000, future fund raising will only be necessary if the favorable outlook changed or if additional funds allow an economically attractive improvement in the Company's growth.

Part II.  Other Information

Item 1.   Legal Proceedings

No unresolved legal proceedings exist as of January 31, 2000.

Item 2.   Changes in Securities

(a) On January 5, 2000 the Company's Articles of Incorporation were amended to add 10,000,000 shares of Preferred Stock, par value $0.001 per share. This amendment was authorized by the Company's shareholders at a meeting of the shareholders held May 26, 1999. The amendment allows the Company's Board of Directors to issue from time to time, without shareholder authorization, in one or more designated series, any or all of the authorized but unissued shares of Preferred Stock with such dividend, redemption, conversion and exchange provisions as may be provided by the Board of Directors with regard to such particular series. Any series of Preferred Stock may possess voting, dividend, liquidation and redemption rights superior to those of the Common Stock. The rights of the holders of Common Stock will be subject to and may be adversely affected by the rights of the holders of any Preferred Stock that may be issued in the future. Issuance of a new series of Preferred Stock, or providing desirable flexibility in connection with possible acquisitions and other corporate purposes, could make it more difficult for a third party to acquire, or discourage a third party from acquiring the outstanding shares of Common Stock of the Company and make removal of the Board of Directors more difficult. No shares of Preferred Stock are currently issued and outstanding, and the Company has no present plans to issue any shares of Preferred Stock.

(c) Rich Coast completed a private placement on November 8, 1999 for aggregate gross proceeds of $350,000 to Frippoma, S.A., a Swiss entity and an accredited investor, in a transaction exempt under Regulation S and Rule 506 of Regulation D of the Securities Act of 1933. Frippoma, S.A. received 1,750,000 shares of the Company's common stock at $0.20 per share. No commissions were paid on the transaction.

A second private placement by Rich Coast was completed on December 20, 1999 for aggregate gross proceeds of $250,000 with Frippoma, S.A. and Strauss Holding Ltd. each being a Swiss entity and an accredited investor, in a transaction exempt under Regulation S and Rule 506 of Regulation D of the Securities Act of 1933. Frippoma S.A. received 800,000 shares and Strauss Holding Ltd. Received 450,000 shares of Rich Coast common stock at $0.20 per share. No commissions were paid on the transaction.

Forward-Looking Statements

The following cautionary statements are made to the Private Securities Litigation Reform Act of 1995 in order for Rich Coast to avail itself of the "safe harbor" provision of that Act. Discussions and information in this document, which are not historical facts, should be considered forward-looking statements. With regard to forward-looking statements, including those regarding the potential revenues from the commercialization of Rich Coast proprietary systems, the expected installations at slaughterhouses, the expected increase in revenue, and the business prospects or any other aspect of Rich Coast, be advised that actual results and business performance may differ materially from that projected or estimated in such forward-looking statements. Rich Coast has attempted to identify in this document certain of the factors that it currently believes may cause actual future experience and results to differ from its current expectations. Differences may be caused by a variety of factors, including but not limited to, adverse economic conditions, entry of new and stronger competitors, inadequate capital and the inability to obtain funding from third parties.

                           PART II-OTHER INFORMATION


ITEM 6                   EXHIBITS

(a)       Exhibit 3(i)- Articles of Incorporation. 1
          Exhibit 3(ii)-Bylaws. 1
          Exhibit 27.1-Financial Data Schedule. Filed herewith.

(b)       No reports on Form 8-K were filed during the quarter ended 10/31/99.

1 Incorporated by reference from Registration Statement on Form S-3 and as amended on Form SB-2, File No. 333-63289.

                                  SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                      RICH COAST INC.

Date:  March 16, 2000             by: /s/ Robert W. Truxell
                                      -------------------------------
                                      Robert W. Truxell, Chairman

Date:  March 16, 2000             by: /s/ Michael M. Grujicich
                                      -------------------------------
                                      Michael M. Grujicich,
                                      Chief Financial and Accounting
                                      Officer