Form 10KSB
period 2000-04-30
RICH COAST INC
filed 2000-08-15
CIK 814186

                    U.S. SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                  FORM 10-KSB


(Mark One)

[X] ANNUAL REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT 1934 FOR THE FISCAL YEAR ENDED APRIL 30, 2000

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD OF _____ TO _____.

Commission File Number:    0-15859



                                Rich Coast Inc.
                                ---------------
                (Name of small business issuer in its charter)


                  Nevada                             91-1835978
        --------------------------                ----------------
      State or other jurisdiction of              (I.R.S. Employer
      incorporation or organization              Identification No.)


                6011 Wyoming Avenue, Dearborn, Michigan  48126
                ----------------------------------------------
                   (Address of principal executive offices)

                   Issuer's telephone number:   313-582-8866
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

Issuer's revenues for its most recent fiscal year:  $2,907,748

At July 19, 2000 there were 11,039,889 shares of the Registrant's $.001 par value Common Stock ("Common Stock"), the only outstanding class of voting securities, outstanding. Based on the closing price of the Common Stock as reported by the Over-the-Counter Bulletin Board on July 19, 2000, the aggregate market value of Common Stock held by non-affiliates of the Registrant was approximately $1,976,305.

Transitional Small Business Disclosure Format (check one):    Yes [ ]   No [x]

                                Rich Coast Inc.
                                  Form 10-KSB


                                    PART I
                                    ------

Item 1. Description of Business

General Development of Business
-------------------------------

     Rich Coast Inc. (the "Company" and/or "Rich Coast") is a non-hazardous waste treatment and disposal facility. Until 1992, the Company's primary focus was exploration and development of natural resource properties. The Company was initially incorporated in the Province of British Columbia, and through 1996 operated under the name of Rich Coast Resources Ltd. Effective February 25, 1997, the Company was reincorporated in Delaware under the name Rich Coast Inc. Effective July 14,1998 the Company reincorporated in the State of Nevada and now operates under the General Corporation Law of the State of Nevada. Rich Coast's executive office is located at 6011 Wyoming Ave., Dearborn, Michigan. 48126.
All of Rich Coast's operations are located in Dearborn, Michigan at 6011 Wyoming Avenue.

     On January 16,1996, the Company acquired a new plant and processing facility located in Dearborn, Michigan from Mobil Oil Corporation (the "Wyoming Terminal Facility"). This acquisition increased the Company's storage capacity by more than nine million gallons of tank capacity which allows the Company to pursue much larger contracts. The Company also acquired a 17-mile product pipeline from the facility to the Detroit River, which gives the Company access to the St. Lawrence Seaway and the Great Lakes Waterway System. At the time the pipeline was acquired, management expected to be able to use the waterway access to ship and receive products by water vessel and thereby increase the Company's customer base. The Company's original plan was to consider using the Pipeline for the transportation of waste or the transportation of treated waste. However, the Company has determined that it is currently more efficient to use conventional transportation methods for waste. Therefore, during late 1999, the Company began considering selling or otherwise disposing of the Pipeline. Management has had preliminary discussions with companies and individuals within the telecommunication industries and based on these discussions and analysis, management considers that the Pipeline has an alternative use as a right-of-way for telecommunications cable or similar use. To fund acquisition of both the terminal and pipeline, the Company completed a $2.0 million senior secured debt financing with a private investor. The five-year financing bears interest at 10%, may be prepaid at any time without penalty, and is secured by the Wyoming Terminal Facility. Purchase prices for the terminal and pipeline were $1,579,000 and $296,000 respectively.

     In June 1999, Thornton Donaldson and Geoffrey Hornby resigned as directors of the Company. In December 1999, Michael Fugler was appointed to the Board of Directors.

     Rich Coast operates a 250 gallon per minute waste stream separation system at the Wyoming Avenue terminal facility. This system separates liquid waste streams and pumpable waste streams containing a mixture of liquids and solids. This production system has also been used to demonstrate waste processing to prospective customers. Demonstrations have been highly successful in separation and recovery of wastes discharged by slaughterhouse operations and by the paper/pulp industry. On-customer-site installations have occurred for both industries. Rich Coast revised its business strategy in mid 1999 to concentrate on installation of proprietary Rich Coast waste treatment systems at slaughterhouse and pulp-paper company locations. A production installation has been completed and successfully tested at a cattle slaughterhouse. The production installation test proved that marketable grease could be efficiently recovered using Rich Coast's process equipment. A 100% treatment system is planned for installation in August with full-scale operation commencing in September 2000. Resultant operating savings and recovered waste product revenues from the slaughterhouse operation will be shared with Rich Coast.

     Subsequent and similar installations are planned at two other slaughterhouse locations by calendar year end. Results are expected to be very profitable for both the customer and Rich Coast, but most significant to the future of Rich Coast is that the Company can go worldwide with installations without having to depend on trucking companies and brokers to bring business into the Company's facility.

     A pulp-paper demonstration has also been completed successfully with the result that an engineering contract for a production system at Rock-Tenn's Plant in Otsego, Michigan has been received and fulfilled. A production contract is now being negotiated for the pulp-paper plant.

     Currently, the Company's waste treatment business is generated through "blanket" contracts between the large automotive companies and Tier I suppliers (the largest waste disposal companies). These contracts consisted of pricing to handle a large variety of waste streams. Rich Coast submits pricing for specific waste streams included in the "blanket" contracts. Written contracts are seldom awarded by the Tier I companies to Tier II companies such as Rich Coast. Rather, Rich Coast conducts most of its business under oral contracts.

Research and Development
------------------------

     In the past two fiscal years the Company estimates it has not made any expenditures on Research and Development, but it has made investments in development of waste treatment processes.

Employees
---------

     The Company currently has 22 full time employees and no part-time employees.

Item 2.   Description of Property

Rich Coast Ford Road Facility
-----------------------------

     The Company's Ford Road facility, purchased June 2, 1993 and placed in operation on July 9, 1993 was approaching its capacity limits in 1999. After acquisition of Rich Coast's Wyoming Avenue site on January 15, 1996 and facilitation of that site, the Ford Road property was no longer necessary to meet capacity requirements and was offered for sale.

     Rich Coast received its first offer for purchase of its Ford Road facility on October 20, 1998; however, the purchaser was unable to obtain financing. A second offer from a different purchaser, de Monte Fabricators, Ltd., was signed on September 9, 1999 for the same price, $450,000, as the October 1998 offer. The sale closed on August 11, 2000. The carrying value for Rich Coast's Ford Road facility was higher than the accepted sale price and resulted in an impairment loss of $169,739, which was recorded during the quarter ended October 31, 1999. In anticipation of the closing of the sale, all Dearborn operations have been consolidated at the Company's Wyoming Avenue terminal site, and this consolidation will allow savings to be realized in the Company's overhead. Relocation and consolidation of operations has generated increased capability through the installation of two new and larger truck dumping pits.

Wyoming Terminal Facility
-------------------------

     When the Wyoming Terminal facility came on the market, Rich Coast was faced with an unprecedented opportunity but without adequate funding to acquire and facilitate the property. Realizing that to replicate the Wyoming Terminal facility at a later date would be prohibitively expensive and time consuming, Rich Coast borrowed $2,000,000 and acquired Mobil's 17 acres in the heart of the automobile industry in January 1996. This acreage included 12 storage tanks, six tanker truck loading and unloading racks which connect to all tanks, a one million gallon per day sewer permit, a supportive community which allows industrial zoning and expansion permits plus the pipeline to the Detroit River which gives Rich Coast the opportunity to service the entire east coast of the United States.

     Rich Coast's 17 acre Wyoming Avenue site has had 58 borings analyzed by the State of Michigan and has received a "covenant not to be sued" by the State of Michigan. This environmental status is extremely attractive to all major automotive industry suppliers in the area, inasmuch as they avoid liability for any pollution that existed at the time borings were made. The biological treatment system is an excellent complementary system to the waste oil treatment in that the oily water separated during the treatment process can go directly to the biological treatment system and then to the sewer with assurance that even the more stringent discharge regulations now being considered by the EPA can be met.

Rich Coast Inc. Pipeline
------------------------

     The 17-mile long pipeline from Rich Coast's Wyoming Avenue site to Mobil's Woodhaven Terminal Facility was purchased knowing that some repairs probably would be required. The price of the pipeline sale to Rich Coast was reduced as consideration for repairs to be paid for by Rich Coast Inc. Before the pipeline is repaired, Rich Coast must be assured that a viable terminalling agreement can be negotiated with Mobil Oil Corp. When and if an acceptable terminalling agreement can be reached, the Company still will require a long-term contract with several large volume users to justify barge shipments throughout the Great Lakes Region and the St. Lawrence Seaway. When the Wyoming Avenue facility is fully on stream, it is anticipated that pipeline repairs and an acceptable terminalling agreement will be pursued.

Item 3.   Legal Proceedings

     On or about December 29, 1997 the Company was served with a complaint filed against it in U.S. District Court of Michigan by Mobil Oil Corporation. The Complaint alleged breach of contract by the Company in connection with a terminalling Agreement dated May 18, 1995 relating to through-put fees at Mobil's Woodhaven, Michigan facility. The dispute under the Terminalling Agreement does not affect the Company's purchase of the Wyoming Avenue terminal facility which occurred January 16, 1996, and should not be confused with the Mobil terminal. The terminalling agreement was terminated and the claim was settled on January 16, 2000 by a Rich Coast payment of $100,000 to the Mobil Oil Corporation.

     On December 30, 1997 an unrelated complaint was filed against the Company and two of its directors personally in U.S. District Court for the Eastern District of Michigan by Comer Holdings Ltd., an Irish corporation ("Comer"), in which Comer claimed among other things, breach of contract relating to an alleged loan made to the Company in 1994. The Company settled the suit by granting Comer 250,000 shares of common stock and promising to remit future payments totaling $50,000. At April 30, 2000, the outstanding obligation is $37,500.

Item 4.   Submission of Matters to a Vote of Security Holders

     None.

Item 5.   Market For The Registrant's Common Stockholder Matters

     Market information for the Common Stock of the Company is listed on the Over-The-Counter ("OTC") Market under the trading symbol "KRHC.OB." The following table sets forth the high and low bid prices of the Company's Common Stock during the periods indicated. All amounts reflect prices adjusted for the one-for-four reverse split which was effective June 19, 1998.

OTC Market


                  Calendar                      High Bid Price*                Low Bid Price*
                  --------                      ---------------                --------------
2000              April 1 - June 30             $          0.40                $         0.16
                  January 1 - March 31                     0.53                         0.125

1999              October 1 - December 31       $          0.32                $         0.10
                  July 1- October 31                       0.33                          0.09
                  April 1-June 30                          0.50                          0.21
                  January 1-March 31                       1.50                          0.37

1998              October 1-December 31                    2.00                          0.62
                  July 1-September 30                      1.85                          0.50
                  April 1-June 30                          4.12                          1.25
                  January 1-March 31                       4.12                          1.37

____________________
*The closing bid price of the OTC Common Stock on July 19, 2000, was $.187/share.
Bid prices provided by "Yahoo.com Stock Quotes" via the Internet. Quotations reflect inter-dealers prices, without mark-up, markdown or commission and may not represent actual transactions.


Holders
-------

     As of July 19, 2000, there were approximately 2,915 holders of the Company's Common Stock, and the number of shares issued and outstanding was 11,039,889.

Dividends
---------

     During the two most recent fiscal years, the Company has not declared or paid cash or other dividends on its Common Stock. The Company does not expect to pay any dividends in the near future. The Company is prohibited from paying dividends on its Common Stock while certain long-term indebtedness remains outstanding.

Recent Sales of Unregistered Securities
---------------------------------------

     On May 31, 1999, the Company issue 250,000 shares of its common stock (with a market value of $50,000) to Comer Holdings as part of the settlement of a lawsuit. These shares were issued in reliance on Rule 506 and Section 4(2) of the Securities Act of 1933 (the "Act").

     In September 1999, an aggregate of 298,571 shares of common stock were issued to holders of 8% Convertible Debentures for conversion of principal ($54,000) and accrued interest ($5,065). These shares were issued in reliance on Rule 506 and Section 4(2) of the Act.

     In November 1999, the Company issued 300,000 shares to S.B. Fletcher, a consulting entity, for services rendered over the past year, valued at $45,000, in mediating discussions with holders of the Company's 8% Convertible Debentures. These shares were issued in reliance on Section 4(2) of the Act.

     In November and December 1999, the Company issued an aggregate of 2,550,000 shares to Frippoma S.A. for an aggregate investment of $510,000 (or $0.20 per share) in a private placement under Section 4(2), and Rule 506 and Regulation S of the Act.

     In December 1999, the Company issued 450,000 shares to Strauss Holding Ltd., for an investment of $90,000. These shares were issued in reliance on
Section 4(2), Rule 506 and Regulation S of the Act.

     In June 2000, the Company issued an aggregate of 1,125,000 shares to Banco di Desioedella Brianza, for an investment of $225,000. These shares were issued in reliance on Section 4(2), Rule 506 and Regulation S of the Act.

Item 6. Management's Discussion and Analysis of Financial Condition and Results of Operations

     The Company entered into a new growth stage when Rich Coast Resources, Ltd., Integrated Waste Systems and the Powers Fagan Group merged with an effective financial start date of October 31, 1995. At that time the main business focus became treatment of non-hazardous wastes. All remaining mining, gas and oil related businesses were disposed of in fiscal year 1997 without any gain or loss to the Company.

     As a result of acquiring the Wyoming Avenue terminal facility from Mobil Oil Corporation and redomiciling of the Company from British Columbia, Canada to Delaware, U.S.A., the Company reorganized into the parent company, Rich Coast Inc. and four subsidiary corporations identified as:

          Rich Coast Resources, Inc.
          Rich Coast Oil, Inc.
          Waste Reduction Systems, Inc.
          Rich Coast Pipeline, Inc.

     On June 19, 1998, the Company reverse split its Common Stock one-for-four. Effective July 14, 1998 the Company incorporated in the state of Nevada.

     On February 17, 1999, the Company's shares were de-listed from the NASDAQ Small Cap Market due to share price falling below $1.00 and net tangible shareholder's assets falling below $2,000,000. Rich Coast, Inc. is now trading on the Over-the-Counter (OTC) Bulletin Board.

Results of Operations
---------------------

     Revenues increased $640,296 or 28.2% from $2,267,452 to $2,907,748 for the twelve months ended April 30, 1999 and 2000, respectively. The revenue increase resulted from price increases, new customers and retention of a majority of the business that was diverted from City

Environmental, a major competitor in Detroit, Michigan, when that company was temporarily shut down during the months of October, November and December 1999. City Environmental operations resumed in January 2000 without any significant impact on Rich Coast's business. Rich Coast retained about 75% of diverted business. Rich Coast's lower prices and the opportunity for Rich Coast to demonstrate its service capabilities have helped retain this business. Net loss for this latest fiscal year ended April 30, 2000 was $3,134,090 compared to the previous fiscal year loss of $2,572,496. Included in the $3,134,090 loss are depreciation and impairment losses of $1,954,674 which are non-cash events.

     Cost of sales decreased by $139,365, or 10%, from $1,378,367 to $1,239,002.
The decrease resulted from a reduction in landfill and transportaion costs.

     General and administrative expense increased by $223,417, or 10%, from $2,188,888 to $2,412,305. The increase resulted primarily from increased property taxes of approximately $75,000, increased depreciation of approximately $82,000, a lost deposit relating to a renovation contract that was terminated of approximately $88,000, increased repairs and maintenance, utilities and pipeline staking fees of approximately $42,000, and increased bad debt of approximately $22,000; offset by a decrease in legal and accounting fees of approximately $109,000.

     Sales and marketing decreased $256,962, or 57% from $450,059 during the fiscal year ended April 30, 1999 to $193,097 during the fiscal year ended April 30, 2000. This decrease was due to termination of contracts with new business developments.

     Rich Coast's asset values were thoroughly reviewed for its fiscal year ended April 30, 2000 in consideration of management's decision to focus on off-site customer locations for installations of recently developed proprietary processes. During the year ended April 30, 1999, the Company incurred $50,000 of expense related to the Comer lawsuit and a total impairment loss of $1,564,595 was recorded during the year. The impairment loss relates to the Company's distillation unit, Ford Road facility and ZPM equipment. As a result its distillation unit, located at Rich Coast's terminal renovation in Dearborn, Michigan was written down from $2,024,706 to $800,000 during the third quarter of its fiscal year ending April 30, 2000. The unit is being stored pending a study of potential future uses, one of which is production of activated charcoal. Reapplication of this distillation unit, originally designed for refinement of sulfur ore, to soil remediation did not prove to be economically feasible. It is thought that certain portions of the distillation unit can be used to produce activated charcoal and that portion of the system has been valued at $800,000.

     Additionally, asset value was reduced by $169,739 due to Rich Coast's sale of its Ford Road facility for less than its book value. This impairment loss was reported in the second quarter of this fiscal year ended April 30, 2000.
In the fourth quarter of this latest fiscal year, the Company also wrote off the special aeration unit purchased from ZPM due to its limited ability to accept even modest variations in waste streams and the system's unacceptably high noise level. The Company realized an impairment loss of $170,150 on this equipment.

     Lawsuit settlement expense increased by $100,000, or 200%, from $50,000 to $150,000. The increase resulted from the settlements of law suits with Mobil Oil Corp., for a cash payment of $100,000, and with Comer Holdings for a cash payment of $50,000 and the issuance of 250,000 shares of Common Stock, with a market value of $50,000. During ended April 30, 1999, the Company accrued $50,000 of expense related to the Comer lawsuit.

     Interest expense, beneficial conversion feature, decreased by $764,000, or 150%, from $764,000 to $0. The beneficial conversion features related to the 10% convertible promissory notes (converted to common stock during the year ended April 30, 1999) and the 8% convertible debentures ($1,375,500 outstanding principal at April 30, 2000) were fully amortized to interest expense during the year ended April 30, 1999. Other interest expense increased $189,383 or 65% from $293,456 in 1999 to $482,839 in 2000. This increase was primarily due to interest accrued on the 8% convertible debenture, which was not outstanding for the entire year ended April 30, 1999, and the increase from 8% to 12% on the Company's approximately $76,000 land contract payable.

     During the fiscal year ended April 30, 1999, the Company made various modifications to improve efficiencies in its waste treatment process. The Company recorded a change in its estimated accrued oil and waste treatment cost, resulting in a gain of $285,588.

     Net loss for the fiscal year ended April 30, 2000 was $3,134,090 compared to a net loss of $2,572,496 for the fiscal year ended April 30, 1999, an increase of $561,594 or 22%. Loss per share decreased $0.09, or 18%, from $0.49 per share for the fiscal year ended April 30, 1999 to $0.40 per share for the same period in 2000. Loss per share was also impacted by an increase in the weighted average number of shares of 2,714,140.

Recently Issued Accounting Pronouncements
-----------------------------------------

     SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended, is effective for financial statements for all fiscal quarters of all fiscal years beginning after June 15, 2000. SFAS No. 133 standardizes the accounting for derivative instruments, including certain derivative instruments embedded in other contracts, by requiring that an entity recognize those items as assets or liabilities in the statement of financial position and measure them at fair value. SFAS No. 133 also addresses the accounting for certain hedging activities. The Company currently does not have any derivative instruments nor is it engaged in hedging activities, thus the Company does not believe implementation of SFAS No. 133 will have a material impact on its financial statement presentation or disclosures.

Liquidity and Capital Resources
-------------------------------

The Company's financial statements for the year ended April 30, 2000 have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. For the year ended April 30, 2000, the Company reported a net loss of $3,134,090 and has a stockholders' deficit of $1,145,023. At April 30, 2000, a significant portion of the Company's debt is currently due and the Company has a working capital deficit of $4,665,220 The Company has also experienced difficulty and uncertainty in meeting its liquidity needs. The Independent Auditors' Report on the Company's financial statements as of and for the year ended April 30, 2000 included a "going concern" explanatory paragraph which means that the Auditors expressed substantial doubt about the Company's ability to continue as a going concern. Management's plans to address these concerns include:

(a)  Waste processing at customers' sites

     Management has developed plans to consider shifting from processing waste treatment at the Company's facilities to processing waste directly at customer sites, which management believes may result in increased profit margins. The Company has entered into a contract with a slaughterhouse to implement customer site waste treatment during the summer or fall of 2000. Upon evaluation of this initial contract, management will determine the extent to which the Company will pursue customer site waste treatment versus using its current facilities.

(b)  Sale of Ford Road facility and consolidation of operating sites

     The Company sold its Ford Road facility for $450,000, which produced a positive cash flow of $217,743 after payment of debt that was secured by the facility and certain other obligations. The Company intends to use the proceeds to repay the $75,525 land contract and for other working capital purposes. Management consolidated its waste processing operations at its Wyoming Terminal facility and expects to gain cost efficiencies and savings through this process.

(c)  Financing agreement

     The Company has a signed agreement with an investment banker that will provide up to $2,000,000 of either equity or debt financing upon the Company meeting certain operating conditions, some of which pertain to the results of the Company's initial customer site waste processing. Through April 30, 2000, $600,000 of equity financing has been provided in exchange for the issuance of 3,000,000 shares of common stock. An additional $400,000 has been scheduled for delivery during 2000 ($225,000 of which was received in June 2000 in exchange for the issuance of 1,125,000 shares of common stock).


(d)  Other plans

     Management is pursuing negotiations with current debt holders to modify the terms of the agreements, including possible extension of due dates. Management is also evaluating the potential sale of other Company assets, including the Company's pipeline.

The financial statements do not include any adjustments relating to the recoverability and classification of assets or the amounts and classification of liabilities that might be necessary should the Company be unsuccessful in implementing these plans, or otherwise unable to continue as a going concern.

     Prospects for Rich Coast's fiscal year beginning May 1, 2000 are significantly better than at any previous time in the Company's history because of its emphasis on more profitable off-site installations of proprietary Rich Coast systems, its first long-term contract with a cattle slaughterhouse company, reduced overhead resulting from the sale of its Ford Road facility.

     Improved profitability from off-site operations should result from efficiencies realized by processing a consistent waste stream on a continuous basis, and by eliminating the transportation and associated loading and unloading costs when waste materials must be delivered to treatment and disposal sites. Also of major significance is Rich Coast's proprietary system for aeration and flocculation of waste streams, so that marketable products are recovered while cleaning up the waste stream sufficiently to meet environmental standards. This avoids costly waste stream disposal surcharges and, in some cases, allows recycling of the waste water.

     While Rich Coast concentrates on growing its off-site business, the Company will continue to improve its waste treatment business at its Dearborn, Michigan facility. The revenue growth rate of 28.2% for the fiscal year ended April 30, 2000 is a growth rate expected to be exceeded as a result of: (i) on-site operations being consolidated at the Company's Wyoming Avenue terminal in Dearborn, Michigan in July 2000; and (ii) operations at cattle slaughterhouse facilities.

     Improvements planned for the Wyoming Avenue terminal include new and more efficient dumping pits, which will also increase capacity. These pits will be housed in a pre-fabricated steel structure, which will be approximately 18,000 square feet in size and designed to accommodate supplemental pit waste processing equipment designed to reduce costs and further increase capacity. If business cash flow continues to improve from its slaughterhouse operations contract and consolidated operations at Wyoming Avenue, the planned improvements can be funded without additional equity financing. However, as customer demands or cash flow dictate, then any additional available equity financing will be used as required.

     No major capital expenditures were made by Rich Coast during the fourth quarter. There were no outstanding commitments for capital expenditures at April 30, 2000.

Forward-Looking Statements
--------------------------

     Discussions and information in this document that are not historical facts should be considered forward-looking statements. With regard to forward-looking statements, including those regarding the potential revenues from the commercialization of Rich Coast proprietary systems, the expected installations at slaughterhouses, the expected increase in revenue and the business prospects or any other aspect of Rich Coast, be advised that actual results and business performance may differ materially from that projected or estimated in such forward-looking statements. Rich Coast has attempted to identify in this document certain of the factors that it currently believes may cause actual future experience and results to differ from its current expectations. Differences may be caused by a variety of factors, including but not limited to, adverse economic conditions, entry of new and stronger competitors, inadequate capital and the inability to obtain funding from third parties.

Item 7.   Financial Statements and Supplementary Data

     See Financial Statements and Supplementary Data following the signature page of this Form 10-KSB.

Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

     The Board of Directors of the Company dismissed Smythe Ratcliffe, Chartered Accountants on November 19, 1999 as its independent auditors and retained Gelfond Hochstadt Pangburn, P.C. as its independent auditors for the fiscal year ending April 30, 2000. None of the reports of Smythe Ratcliffe on the Company's financial statements contained an adverse opinion or a disclaimer of opinion, or was qualified or modified as to uncertainty, audit scope or accounting principles. Further, there were no disagreements with the former accountants on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure.

     Prior to the Company engaging Gelfond Hochstadt Pangburn, P.C., the Company had not consulted Gelfond Hochstadt Pangburn, P.C. regarding the application of accounting principles to a specific transaction, either completed or proposed, or the type of audit opinion that might be rendered on the Company's financial statements, or on any matter that was the subject of a disagreement on a reportable event.


                                   PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act

     The names, ages, municipalities of residence, positions with the Registrant, and principal Occupations of the directors and executive officers of the Registrant as of July 14, 2000 are as follows:



Name, Age and
Municipality Residence      Office                          Principal Occupation
----------------------      ------                          --------------------
Robert W. Truxell           Chairman of the Board and       Chairman and Chief Executive Officer of
Bloomfield Hills, MI        Director since January 1996;    Integrated Waste Systems, 1992-1995;
Age:     75                 Secretary since December        President of Microcel, Inc., 1990-1992;
                            1997; CEO January 1996 to       Vice-President of General Dynamics,
                            January 1997.                   1983-1990



James P. Fagan              President and Director since    President and Chief Operating Officer
Dearborn, Michigan          January 1996; Chief             of Waste Reduction Systems 1992-1995;
Age:      49                Executive  Officer since        Vice-President of  The Powers Fagan
                            January 1997                    Group, Inc. 1990-1996



Name, Age and
Municipality Residence      Office                          Principal Occupation
----------------------      ------                          --------------------
George P. Nassos            Director since August 1997      Director of environmental management
Glenview, IL                                                program and adjunct professor for
Age:     60                                                 Stuart School of Business; 1996 -
                                                            present - President - Fiber Energy,
                                                            Inc., an environmental consulting
                                                            company; 1992-1995, Director of Fiber
                                                            Fuels division for Cemtech LP;
                                                            1981-1992 employed by Chemical Waste
                                                            Management, Inc.

Michael M. Grujicich        Chief Financial Officer and     Director Sales Canada - WRS 1993-1996,
Dearborn, MI                Treasurer since August 1996     Director MRPII, General Dynamics Land
Age:     54                                                 Systems Division 1983-1993, Divisional
                                                            Controller - Rockwell International
                                                            1981-1983

Michael R. Fugler           Director since December 1999    Self-employed Attorney at Law since
New York, New York                                          1972, with a current practice emphasis
Age:     51                                                 in Securities, Corporate Finance and
                                                            International Law; officer and
                                                            shareholder of Millennium Financial
                                                            Group, Inc. from 1996 to present.



     The following are members of the Company's Audit Committee:

          George P. Nassos
          Michael R. Fugler

Compliance with Section 16(a) of the Securities Exchange Act of 1934
--------------------------------------------------------------------

     Section 16(a) of the Securities Exchange Act of 1934 requires the Company's directors and certain of its officers to file initials reports of ownership and reports of changes in ownership with the Securities and Exchange Commission and NASDAQ. Executive officers and directors are required by SEC regulations to furnish the Company with copies of all Section 16(a) forms they file. Based solely on a review of the copies of such forms furnished to the Company and written representations from the Company's executive officers and directors, the Company believes that all reports on Forms 3, 4 or 5 required to be filed were filed on a timely basis for the fiscal year ended April 30, 2000, except Forms 3 were filed late for Frippoma S.A. and Michael Fugler, and Forms 5 were filed late for Robert Truxell and James Fagan.

Item 10.  Executive Compensation

Compensation and other Benefits of Executive Officers
-----------------------------------------------------

     The following table sets out the compensation received for the fiscal years end April 30, 1999 and 2000 in respect to each of the individuals who were the Company's chief executive officer at any time during the last fiscal year and the Company's four most highly compensated executive officers whose total salary and bonus exceeded $100,000 (the "Named Executive Officers"):

                                                    SUMMARY COMPENSATION TABLE

            FISCAL YEAR COMPENSATION                                                         LONG TERM COMPENSATION

                                                                                Awards                                      Payouts
                                                                                ------                                      -------

                                                                                                  Restricted
                                                                                                    Shares
                                                                              Securities(1)           or                   All other
Name and                                                    Other Annual         under            Restricted     LTIP       Compen-
Principal                     Salary        Bonus              Compen-        Option/SARs           Share       Payouts      sation
Position           Year        ($)           ($)               sation           Granted             Units         ($)         ($)
--------           ----        ---           ---               ------           -------             -----         ---         ---
Robert W.          2000      120,284          0                   0                0                  0            0           0
Truxell/           1999      114,233          0                   0             755,662               0            0           0
Chairman

James P.           2000      144,627          0                   0                0                  0            0           0
Fagan              1999      230,000          0                   0             556,227               0            0           0
CEO and
President

________________________
(1) All share amounts have been adjusted to reflect the reverse split effective June 19, 1998.


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

     Subsequent to April 30, 1996, the Board of Directors authorized the issuance of 180,200 common shares under the 1995 Plan to James P. Fagan as compensation for his services in connection with the Company's acquisition of the Mobil Facility from Mobil Oil Corporation. Since the shares for both Mr. Fagan and the Truxells were never issued, on July 30, 1997 the Board rescinded the grant of shares. Instead, options to acquire 258,087 shares were granted to the Truxells, exercisable at $.80 per share for ten years under the 1997 Stock Option and Stock Bonus Plan. In addition, the Truxells received five year warrants exercisable at $0.125 to purchase 140,775 shares. Mr. Fagan received options to acquire 129,041 shares exercisable for ten years at $1.00 per share, plus a five year warrant exercisable at $0.125 per share to purchase 70,386 shares.

Option/Stock Appreciation Rights ("SAR") Grants during the most recently
------------------------------------------------------------------------
completed Fiscal Year
---------------------

     The following table sets out the stock options granted by the Company during the previous fiscal year to the Named Executive Officers of the Company. The following amounts include options that were granted prior to the previous fiscal year but were repriced during that year.


                                             OPTION/SAR GRANTS IN PREVIOUS YEAR
                                                      INDIVIDUAL GAINS


                            Number of           % of Total
                           Securities         Options/SARs
                           Underlying           Granted to
                          Options/SARs        Employees in         Exercise or Base      Market Price on
Name                       Granted (#)         Fiscal Year           Price ($/Sh)         Date of Grant       Expiration Date
----                       -----------         -----------           ------------         -------------       ---------------
Robert W. Truxell              258,087               16.45%                $0.125                 $1.00              01/17/10
Robert W. Truxell              140,775                8.97%                 0.125                  1.00              07/30/02
Robert W. Truxell              100,000                6.37%                 0.125                  1.25              01/17/10
Robert W. Truxell               25,000                1.59%                 0.125                  1.25              01/17/10
Robert W. Truxell               48,675                3.10%                 0.125                  1.00              01/17/10
Robert W. Truxell               50,000                3.19%                 0.125                   .90              01/17/10
Robert W. Truxell               58,125                3.70%                 0.125                  1.00              01/17/10

James P. Fagan                 129,041                8.22%                 0.125                  1.00              01/17/10
James P. Fagan                  70,386                4.48%                 0.125                  1.00              07/30/02
James P. Fagan                 100,000                6.37%                 0.125                  1.00              01/15/06
James P. Fagan                  25,000                1.59%                 0.125                  1.00              05/09/06
James P. Fagan                  58,125                3.70%                 0.125                  1.00              01/17/10
James P. Fagan                 125,000                7.96%                 0.125                   .88              01/17/10
James P. Fagan                  48,675                3.10%                 0.125                  1.00              07/20/07
_________________




     No stock shares or options were granted to the foregoing named executives during this fiscal year ended 4/30/00. All options granted under the 1995, 1996, 1997 and 1999 stock option plans were repriced to reflect market values on November 19, 1999.

Aggregated Option/SAR Exercised in Last Financial Year and Fiscal Year-End
--------------------------------------------------------------------------
Option/SAR Values
-----------------

     The following table sets out all Option/SAR exercised by the Named Executive Officers during the most recently completed fiscal year and the Option/SAR values for such persons as of the end of the most recently completed fiscal year.

Aggregated Option/SAR Exercised in Last Fiscal Year and FY-End Option/SAR Values

                                                                               Number of
                                                                              Securities
                                                                              Underlying                Value of
                                                                              Unexercised              Unexercised
                                                                            Options/SARs at          Options/SARs at
                                                                               FY-End (#)               FY-End ($)

                         Shares Acquired on                                   Exercisable/             Exercisable/
Name                        Exercise (#)          Value Realized ($)         Unexercisable            Unexercisable
----                        ------------          ------------------         -------------            -------------
Robert W. Truxell               -0-                      -0-                    680,662                  $51,050
                                                                            all exercisable

James P. Fagan                  -0-                      -0-                    556,227                  $41,717
                                                                            all exercisable
_________________



Repricing of Options
--------------------

     On November 20, 1999, the Company's Board of Directors approved a reduction to $0.125 in option exercise prices for all options under the 1995, 1996, 1997 and 1999 stock option plans to reflect market values on November 20, 1999. This was done in lieu of unaffordable competitive salaries and benefits to provide incentive and to retain the services of management.

Compensation of Directors
-------------------------

     No salaries were paid to directors. No bonuses were paid or awarded to directors or officers for fiscal year ended April 30, 2000.

     No pension or retirement benefit plan has been instituted by the Company and none is proposed at this time and there is no arrangement for compensation with respect to termination of the directors in the event of change of control of the Company.

Item 11.  Security Ownership of Certain Beneficial Owners and Management

     To the knowledge of the Management of the Company the following tables set forth the beneficial ownership of the Company's Common Stock as of July 13, 2000 by each Director and each Executive Officer named in the Summary Compensation Table, and by all Directors and

Executive Officers as a group. (All share amounts have been adjusted to reflect the reverse split effective June 19, 1998.)



Name of Beneficial Owner/Name
 of Director/Identity of Group                               Shares Beneficially Owned         Percent of Class
 -----------------------------                               -------------------------         ----------------
Robert W. Truxell                                                 1,026,462(1)                     8.75%
Chairman/Director

James P. Fagan                                                      633,327(2)                     5.46%
President/CEO/Director

George P. Nassos                                                    148,513(3)                     1.30%
Director

Michael R. Fugler                                                   100,000(4)                     0.90%
Director

Michael Grujicich,                                                        0                           0
Treasurer

All directors and executive                                       1,908,302(5)                    15.30%
officers as a group (five persons)
_________________

(1) Includes: (i) 345,800 shares held jointly; (ii) currently exercisable options and warrants to purchase 50,000 shares at $0.72 per share; (iii) currently exercisable options to purchase 505,662 shares at $0.80 per share; and
(iv) currently exercisable options to purchase 125,000 common shares at $1.00 per share. Does not include an option to acquire 12.5% (inclusive of current holdings) of the fully diluted ownership of the Company, exercisable at $0.30 per share, which vests upon the Company obtaining six consecutive months with EBITDA in excess of $600,000.

(2) Includes: (i) 77,100 shares held by James P. Fagan; (ii) currently exercisable options and warrants to purchase 70,386 shares at $0.80 per share;
(iii) 125,000 shares at $0.88 per share; and (iv) 360,841 shares at $1.00 per share. Does not include an option to acquire 12.5% (inclusive of current holdings) of the fully diluted ownership of the Company, exercisable at $0.30 per share, which vests upon the Company obtaining six consecutive months with EBITDA in excess of $600,000.

(3) Includes currently exercisable options to purchase 100,000 shares at $0.125 per share.

(4) Includes currently exercisable options to purchase 100,000 shares at $0.125 per share.

(5)  Includes securities reflected in footnotes 1-4.


     To the knowledge of the Directors and Senior Officers of the Company, as of July 13, 2000, there are no persons and/or companies who or which beneficially own, directly or indirectly, shares carrying more than 5% of the voting rights attached to all outstanding shares of the Company, other than (all share amounts have been adjusted to reflect the reverse split effective June 19, 1998):


       Name and Address of                       Amount and Nature of                     Percent
         Beneficial Owner                        Beneficial Ownership                     of Class
         ----------------                        --------------------                     --------
Frippoma S.A.                                        2,550,000(1)                           23.10%
Via Cattori 3, 6902 Paradiso
Switzerland

Robert W. and Linda C. Truxell                       1,026,462(2)                            8.75%
10200 Ford Road
Dearborn, MI  48126

James P. Fagan                                         633,327(3)                            5.46%
4415 Comanche
Okemos, MI  48864

Alan Moore                                             950,000(4)                            7.90%
9441 LBJ Freeway
Suite 500
Dallas, TX  75243
________________

(1)  Consists of shares directly owned.

(2) Includes: (i) 345,800 shares held jointly; (ii) currently exercisable options and warrants to purchase 50,000 shares at $0.72 per share; (iii) currently exercisable options to purchase 505,662 shares at $0.80 per share; and
(iv) currently exercisable options to purchase 125,000 common shares at $1.00 per share. Does not include an option to acquire 12.5% (inclusive of current holdings) of the fully diluted ownership of the Company, exercisable at $0.30 per share, which vests upon the Company obtaining six consecutive months with EBITDA in excess of $600,000.

(3) Includes: (i) 77,100 shares held by James P. Fagan; (ii) currently exercisable options and warrants to purchase 70,386 shares at $0.80 per share;
(iii) 125,000 shares at $0.88 per share; and (iv) 360,841 shares at $1.00 per share. Does not include an option to acquire 12.5% (inclusive of current holdings) of the fully diluted ownership of the Company, exercisable at $0.30 per share, which vests upon the Company obtaining six consecutive months with EBITDA in excess of $600,000.

(4) Consists of 50,000 shares directly owned, and currently exercisable warrants to purchase 900,000 shares at $1.20 per share on or before January 10, 2006.


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


                                    PART IV

Item 13.  Financial Statements, Schedules and Exhibits and Reports on Form 8-K

(a)  Financial Statements , Schedules and Exhibits:

     (1)  Financial Statements- Fiscal years ended April 30, 1999 and 2000

               (a)  Index to Financial Statements;
               (b)  Auditors' Reports to the Shareholders;
               (c)  Consolidated Balance Sheet;
               (d)  Consolidated Statements of Operations;
               (e)  Consolidated Statements of Stockholders' Equity (Deficit);
               (f)  Consolidated Statements of cash flows;
               (g)  Notes to Consolidated Financial Statements;

     (2)  Schedules

     Schedules are omitted as the information is not required or not applicable, or the required information is shown in the financial statements or notes thereto.

     (3)  Exhibits

     The Exhibits listed in the Exhibit Index at Item 11(c) are filed as of this Annual Report.

(b)  Reports on Form 8-K

     No reports on Form 8-K were filed during the last quarter of the fiscal year covered by this report.

(c)  Exhibits


Exhibit No.         Description and Method of Filing
-----------         --------------------------------

3.1.1               Articles of Incorporation.  (1)

3.1.2               Articles of Amendment.  (2)

3.2                 Bylaws.  (1)

10.1                Contract for Sale of Ford Road property.  (1)

10.2                Employment Contract between the Company and Robert W.
                    Truxell (Exhibit 1 to the Agreement of Merger dated October 31, 1995). (3)

10.3 Employment Contract between the Company and James P. Fagan (Exhibit 2 to the Agreement of Merger dated October 31,
                    1995). (3)

10.4                1995 Incentive Compensation Plan.  (4)

10.5                1996 Employee Stock Option and Bonus Plan, as amended.  (5)

10.6                1997 Stock Option and Stock Bonus Plan.  (6)

10.7                1999 Stock Option Plan.  (2)

21.1                Subsidiaries of the Registrant.  Filed herewith.

27.1                Financial Data Schedule.  Filed herewith.

_______________

(1) Incorporated by reference from the Company's Registration Statement on Form S-3, File No. 333-63289.
(2) Incorporated by reference from the Company's Registration statement on Amendment #3 to Form S-3 on Form SB-2, File No. 333-63289.
(3)  Incorporated by reference to the Company's Form 8-K dated November 16,
     1995.
(4) Incorporated by reference from the Company's Registration Statement on Form S-8, File No. 333-41443.
(5) Incorporated by reference from the Company's Registration Statement on Form S-8, File No. 333-50763.
(6) Incorporated by reference from the Company's Registration Statement on Form S-8, File No. 333-56275.


(d)  Schedules

     Schedules are omitted as the information is not required or not applicable, or the required information is shown in the financial statements or notes thereto.

                                  SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Form 10-KSB to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       RICH COAST INC.


Date: August 15, 2000                  By:/s/ James P. Fagan
                                          --------------------------------
                                          James P. Fagan, President and
                                          Chief Executive Officer


Date: August 15, 2000                  By:/s/ Michael M. Grujicich
                                          --------------------------------
                                          Michael M. Grujicich, Chief
                                          Financial and Accounting Officer

                                EXHIBITS INDEX


Exhibit No.         Description and Method of Filing
-----------         --------------------------------

3.1.1               Articles of Incorporation.  (1)

3.1.2               Articles of Amendment.  (2)

3.2                 Bylaws.  (1)

10.1                Contract for Sale of Ford Road property.  (1)

10.2                Employment Contract between the Company and Robert W.
                    Truxell (Exhibit 1 to the Agreement of Merger dated October 31, 1995). (3)

10.3 Employment Contract between the Company and James P. Fagan (Exhibit 2 to the Agreement of Merger dated October 31,
                    1995). (3)

10.4                1995 Incentive Compensation Plan.  (4)

10.5                1996 Employee Stock Option and Bonus Plan, as amended.  (5)

10.6                1997 Stock Option and Stock Bonus Plan.  (6)

10.7                1999 Stock Option Plan.  (2)

21.1                Subsidiaries of the Registrant. Filed herewith.

27.1                Financial Data Schedule.  Filed herewith.

________________
(1) Incorporated by reference from the Company's Registration Statement on Form S-3, File No. 333-63289.
(2) Incorporated by reference from the Company's Registration Statement on Amendment #3 to Form S-3 on Form SB-2, File No. 333-63289.
(3)  Incorporated by reference to the Company's Form 8-K dated November 16,
     1995.
(4) Incorporated by reference from the Company's Registration Statement on Form S-8, File No. 333-41443.
(5) Incorporated by reference from the Company's Registration Statement on Form S-8, File No. 333-50763.
(6) Incorporated by reference from the Company's Registration Statement on Form S-8, File No. 333-56275.

                                RICH COAST INC.
                       Consolidated Financial Statements
                            April 30, 2000 and 1999


INDEX                                                                 PAGE
-----                                                                 ----

Report of Independent Auditors (Gelfond Hochstadt Pangburn, P.C.)       1

Report of Prior Independent Auditors (Smythe Ratcliffe)                 2

Consolidated Financial Statements

  Consolidated Balance Sheet                                            3

  Consolidated Statements of Operations                                 4

  Consolidated Statements of Stockholders' Equity (Deficit)             5

  Consolidated Statements of Cash Flows                               6-7

  Notes to Consolidated Financial Statements                         8-16

                        REPORT OF INDEPENDENT AUDITORS
                        ------------------------------


Board of Directors and Stockholders
Rich Coast Inc.
Dearborn, Michigan

We have audited the accompanying consolidated balance sheet of Rich Coast Inc. and subsidiaries as of April 30, 2000 and the consolidated related statements of operations, stockholders' equity (deficit), and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Rich Coast Inc. and subsidiaries as of April 30, 2000, and the results of their operations and their cash flows for the year then ended in conformity with generally accepted accounting principles.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 3 to the financial statements, the Company has suffered a net loss of $3,134,090 during the year ended April 30, 2000, and has a stockholders' deficit and a working capital deficit of $1,145,023 and $4,665,220, respectively, at April 30, 2000. These conditions raise substantial doubt about the Company's ability to continue as a going concern. Management's plans with regard to these matters are also described in Note 3. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.



GELFOND HOCHSTADT PANGBURN, P.C.

Denver, Colorado
June 30, 2000

                        REPORT OF INDEPENDENT AUDITORS
                        ------------------------------

TO THE BOARD OF DIRECTORS AND STOCKHOLDERS OF RICH COAST, INC.

We have audited the accompanying consolidated statements of operations, stockholders' equity (deficit) and cash flows of Rich Coast, Inc. for the year ended April 30,1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, these consolidated financial statements present fairly, in all material respects, the consolidated results of operations and cash flows of Rich Coast Inc. for the year ended April 30,1999 in conformity with generally accepted accounting principles in the United States.

"Smythe Ratcliffe"

Chartered Accountants

Vancouver, Canada
August 12, 1999

                                RICH COAST INC.
                          Consolidated Balance Sheet
                                April 30, 2000


Assets
------
Current assets:
  Cash and cash equivalents                                          $     17,884
  Accounts receivable, net of allowance for uncollectible
   accounts of $12,700 (note 4)                                           589,483
  Prepaid expenses                                                         16,950
                                                                     ------------
    Total current assets                                                  624,317

Property and equipment, net (notes 5, 6 and 8)                          3,378,037
Patent and technology, net                                                 18,147
Deferred finance charges and deposits                                     124,013
                                                                     ------------
                                                                     $  4,144,514
                                                                     ============

Liabilities and stockholders' deficit
-------------------------------------

Current liabilities:
  Current portion of long-term debt (note 8)                         $  3,646,572
  Accounts payable and accrued liabilities (note 7)                     1,020,975
  Accrued oil and waste treatment costs                                   396,615
  Accrued interest                                                        225,375
                                                                     ------------

    Total liabilities (all current)                                     5,289,537
                                                                     ------------

Commitments and contingencies (notes 3 and 11)

Stockholders' deficit (note 9):
  Preferred stock, $0.001 par value; 10,000,000 shares authorized, no shares issued
  Common stock, $0.001 par value; 100,000,000 shares authorized,
   9,914,889 shares issued and outstanding at April 30, 2000                9,915
  Additional paid-in capital                                           27,543,394
  Accumulated deficit                                                 (28,698,332)
                                                                     ------------

                                                                       (1,145,023)
                                                                     ------------

                                                                     $  4,144,514
                                                                     ============

See notes to consolidated financial statements.

                                RICH COAST INC.
                     Consolidated Statements of Operations
                      Years Ended April 30, 2000 and 1999


                                                2000          1999
                                            -----------   -----------
Sales                                       $ 2,907,748   $ 2,267,452
                                            -----------   -----------

Operating expenses:
  Cost of sales                               1,239,002     1,378,367
  General and administrative expenses         2,412,305     2,188,888
  Sales and marketing expenses                  193,097       450,059
  Impairment of property and
  equipment (note 6)                          1,564,595
  Lawsuit settlement expense (note 11)          150,000        50,000
                                            -----------   -----------

                                              5,558,999     4,067,314
                                            -----------   -----------

Loss from operations                         (2,651,251)   (1,799,862)
                                            -----------   -----------

Other (income) expense:
  Interest expense:
   Beneficial conversion feature                              764,766
   Other                                        482,839       293,456
  Accrued oil and waste
   treatment cost reversal                                   (285,588)
                                            -----------   -----------

                                                482,839       772,634
                                            -----------   -----------

Net loss                                    $(3,134,090)  $(2,572,496)
                                            ===========   ===========

Basic and diluted net loss
  per common share outstanding              $     (0.40)  $     (0.49)
                                            ===========   ===========

Weighted average number of common shares
  outstanding                                 7,922,833     5,208,693
                                            ===========   ===========




See notes to consolidated financial statements.

                                RICH COAST INC.
           Consolidated Statements of Stockholders' Equity (Deficit)
                      Years Ended April 30, 2000 and 1999



                                    Common    Common  Additional                       Total
                                    Shares    Shares    Paid-In     Accumulated    Stockholders'
                                    Number    Amount    Capital       Deficit     Equity(Deficit)
                                   ---------  ------  -----------  -------------  ---------------

Balances, May 1, 1998              4,718,894  $4,719  $25,329,446  $ (22,991,746) $     2,342,419
Issuance of common
 stock for cash upon
 exercise of stock options           259,626     260      209,295                         209,555
Issuance of common stock
 upon conversion of
 promissory note                   1,040,299   1,040      695,960                         697,000
Issuance of common stock
 for interest                         47,499      47       57,977                          58,024
Interest- beneficial conversion                           500,000                         500,000
Net loss for the year ended
 April 30, 1999                                                       (2,572,496)      (2,572,496)
                                   ---------  ------  -----------  -------------  ---------------

Balances, April 30, 1999           6,066,318   6,066   26,792,678    (25,564,242)       1,234,502
Issuance of common stock
 in settlement of  lawsuit           250,000     250       49,750                          50,000
Issuance of common stock
 upon conversion of
 convertible debentures              298,571     299       59,266                          59,565
Issuance of common stock
 for cash                          3,000,000   3,000      597,000                         600,000
Issuance of common stock
 for consulting services             300,000     300       44,700                          45,000
Net loss for the year ended
 April 30, 2000                                                       (3,134,090)      (3,134,090)
                                   ---------  ------  -----------  -------------  ---------------

Balances, April 30, 2000           9,914,889  $9,915  $27,543,394  $ (28,698,332) $    (1,145,023)
                                   =========  ======  ===========  =============  ===============




See notes to consolidated financial statements.

                                RICH COAST INC.
                     Consolidated Statements of Cash Flows
                      Years Ended April 30, 2000 and 1999

                                                            2000          1999
                                                        -----------   -----------
Net cash provided by (used in) operating activities:
Net loss                                                $(3,134,090)  $(2,572,496)
Adjustments to reconcile net loss to net cash
used in operating activities
  Amortization of deferred finance charges                   52,397        58,024
  Amortization of beneficial conversion feature                           764,766
  Impairment loss                                         1,564,595
  Depreciation and amortization                             390,079       395,900
  Common stock issued for consulting and
   other expenses                                            95,000
  Loss on deposits                                           88,000
  Loss on equipment disposal                                                3,147
  Allowance for doubtful accounts                           (25,132)
Changes in operating assets and liabilities
  Accounts receivable                                       (72,933)      (30,860)
  Insurance claim receivable                                              435,290
  Subscriptions receivable                                                 25,000
  Inventory                                                               108,265
  Prepaid expenses and other assets                          17,967
  Accounts payable and accrued liabilities                  171,015        10,994
  Accrued oil and waste treatment costs                     138,980      (192,809)
  Accrued interest                                          230,440
                                                        -----------   -----------

Net cash used in operating activities                      (483,682)     (994,779)
                                                        -----------   -----------

Net cash provided by (used in) investing activities:
  Refund of construction deposits                            14,993
  Capital expenditures                                      (37,745)     (379,671)
  Deferred finance charges                                               (275,318)
                                                        -----------   -----------

Net cash used in investing activities                       (22,752)     (654,989)
                                                        -----------   -----------

Net cash provided by (used in) financing activities:
  (Decrease) increase in bank overdraft                      (5,682)        5,682
  Issuance of common stock for cash                         600,000       209,555
  Proceeds from convertible debentures                                  1,500,000
  Repayment of long-term debt                               (70,000)     (118,512)
                                                        -----------   -----------

Net cash provided by financing activities                   524,318     1,596,725
                                                        -----------   -----------

Increase (decrease) in cash and cash equivalents             17,884       (53,043)
Cash and cash equivalents, beginning                                       53,043
                                                        -----------   -----------

Cash and cash equivalents, ending                       $    17,884   $         0
                                                        ===========   ===========

                                RICH COAST INC.
                     Consolidated Statements of Cash Flows
                      Year Ended April 30, 2000 and 1999

                                                            2000      1999
                                                          --------  --------
Supplemental disclosure of non cash investing
and financing activities:

  298,571 shares of common stock issued
  for principal ($54,500) and accrued interest
  ($5,065) due on convertible debentures                  $ 59,565
                                                          ========

  47,499 shares of common stock
  issued for accrued interest                                       $ 58,024
                                                                    ========

  1,040,299 shares of common stock issued
  for principal due on convertible debt                             $697,000
                                                                    ========

Supplemental disclosure of cash flows information

  Cash paid for interest                                  $205,065  $221,217
                                                          ========  ========




See notes to consolidated financial statements.

                                RICH COAST INC.
                  Notes to Consolidated Financial Statements
                      Years Ended April 30, 2000 and 1999

1.   ORGANIZATION AND BUSINESS

     The Company is incorporated in the State of Nevada and operates a non-hazardous waste treatment facility in Dearborn, Michigan specializing in recycling of waste oils.

     The Company operates equipment and oversees processes at both its facilities and customers' facilities. The equipment and processes separate liquid waste streams and pumpable waste streams containing a mixture of liquids and solids. Some of the resulting streams are recyclable into greases and oils that can be sold. The Company's customers are located primarily throughout the Great Lakes region and operate in various industries.

2.   SIGNIFICANT ACCOUNTING POLICIES

     (a)  Principles of consolidation

     These financial statements include the accounts of Rich Coast, Inc. and its wholly-owned subsidiaries Rich Coast Oil, Inc., Waste Reduction Systems, Inc., Rich Coast Pipeline, Inc., and Rich Coast Resources Inc. All intercompany balances and transactions have been eliminated.

     (b)  Cash and cash equivalents

     The Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents.

     (c)  Property and equipment

     Property and equipment are recorded at cost. These assets are depreciated using straight-line and accelerated methods over their estimated useful lives as follows:

          Buildings                 39 years
          Machinery and equipment    7 years
          Bulk storage tanks        15 years

     Property and equipment also includes a distillation unit and a pipeline with carrying values of approximately $800,000 and $296,000, repectively, that have not yet been placed in service. No depreciation has been taken on this equipment.

     Management assesses the carrying value of its long-lived assets for impairment when circumstances warrant such a review. Generally, assets to be used in operations are considered impaired if the sum of expected undiscounted future cash flows is less than the assets' carrying values. If impairment is indicated, the loss is measured based on the amounts by which the assets' carrying values exceed their fair values.

     (d)  Deferred finance charges and deposits

     Deferred financing charges consist of long-term financing charges that are being amortized over the 5 year term of the related debt on a straight-line basis. Deposits consist of operating and other deposits. During the year ended April 30, 2000, the Company recorded a loss of $88,000 related to a lost deposit under a renovation contract that was terminated.

                                RICH COAST INC.
            Notes to Consolidated Financial Statements (Continued)
                      Years Ended April 30, 2000 and 1999


2.   SIGNIFICANT ACCOUNTING POLICIES (CONTINUED):

     (e)  Patent and technology

     Patent and technology consist of costs incurred related to the Company's patents and is amortized over 15 years using the straight-line method. Accumulated amortization at April 30, 2000 was approximately $15,000.

     (f)  Net loss per common share

     Basic net loss per share is computed by dividing net loss by the weighted average number of common shares outstanding during the year. Diluted net loss per share reflects the potential dilution that could occur if dilutive securities and other contracts to issue common stock were exercised or converted into common stock, unless the effect is to reduce loss or increase earnings per share. The Company has no potential common stock instruments, including outstanding options and warrants, which would result in dilutive loss per share during the years ended April 30, 2000 and 1999.

     (g)  Revenue recognition and accrued oil and waste treatment costs

     The Company generally recognizes revenue at the time waste is accepted and treated. The Company also accrues the cost of treating waste at the time the waste is accepted for treatment. Accrued oil and waste treatment costs at April 30, 2000 represents costs for waste that had been accepted but not yet treated. During the year ended April 30, 1999, the Company made various modifications to improve efficiencies in its waste treatment process. The Company recorded a change in its estimated accrued oil and waste treatment cost resulting in a gain of $285,588 for the year ended April 30, 1999.

     (h)  Income taxes

     Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in the consolidated statement of operations in the period that includes the enactment date.

     (i)  Financial instruments

     It is not practical to estimate the fair value of the Company's 10% senior secured note and its 8% loan as the Company is currently in default on the underlying agreements and management cannot estimate fair values given the Company's current financial condition. The carrying value of the Company's 8% convertible debentures approximates fair value because the debentures bear interest at current market rates. The carrying values of the Company's other financial instruments approximate fair values because of their short maturities.

     (j)  Use of estimates

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

                                RICH COAST INC.
            Notes to Consolidated Financial Statements (Continued)
                      Years Ended April 30, 2000 and 1999


2.   SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

     (k)  Comprehensive income

     Statement of Financial Accounting Standard (SFAS) No. 130, Reporting Comprehensive Income, requires disclosure of comprehensive income which includes certain items not reported in the statement of income, including unrealized gains and losses on available-for-sale securities and foreign currency translation adjustments. During the years ended April 30, 2000 and 1999, the Company did not have any components of comprehensive income to report.

     (l)  Recently issued accounting pronouncements

     SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended, is effective for financial statements for all fiscal quarters of all fiscal years beginning after June 15, 2000. SFAS No. 133 standardizes the accounting for derivative instruments, including certain derivative instruments embedded in other contracts, by requiring that an entity recognize those items as assets or liabilities in the statement of financial position and measure them at fair value. SFAS No. 133 also addresses the accounting for certain hedging activities. The Company currently does not have any derivative instruments nor is it engaged in hedging activities, thus the Company does not believe implementation of SFAS No. 133 will have a material impact on its financial statement presentation or disclosures.

     (m)  Beneficial conversion feature:

     During the years ended April 30, 1998 and 1999, the Company entered into a 10% senior secured note payable and 8% convertible debentures, respectively (Note 7). Both instruments included conversion features that were in-the-money at the issuance dates. These beneficial conversion features are accounted for as an interest charge and are amortized over the period from the dates of issuance through the dates the instruments are first convertible. The interest charge was fully amortized as of April 30, 1999. This policy conforms to the accounting for these transactions set forth in Emerging Issues Task Force (EITF) Topic D-60 and EITF Issue No. 98-5.

     (n)  Stock-based compensation:

     SFAS No. 123, Accounting for Stock-Based Compensation, defines a fair-value-based method of accounting for stock-based employee compensation plans and transactions in which an entity issues its equity instruments to acquire goods or services from non-employees, and encourages but does not require companies to record compensation cost for stock-based employee compensation plans at fair value.

     The Company has chosen to continue to account for stock-based compensation using the intrinsic value method prescribed in Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees and related interpretations. Accordingly, compensation cost for stock options is measured as the excess, if any, of the quoted market price of the Company's stock at the date of the grant over the amount an employee must pay to acquire the stock.

     (o)  Reclassifications

     Certain amounts in the 1999 financial statements have been reclassified to conform to the 2000 presentation.

     (p)  Reverse stock split

     In June 1998, the Company effected an one-for-four reverse split of its common stock. All share and per share amounts reflect the reverse split.

                                RICH COAST INC.
            Notes to Consolidated Financial Statements (Continued)
                      Years Ended April 30, 2000 and 1999

3.   GOING CONCERN, RESULTS OF OPERATIONS, AND MANAGEMENT'S PLANS

     The Company's financial statements for the year ended April 30, 2000 have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. For the year ended April 30, 2000, the Company reported a net loss of $3,134,090 and at April 30, 2000 has a stockholders' deficit of $1,145,023. At April 30, 2000, a significant portion of the Company's debt is currently due and the Company has a working capital deficit of $4,665,220. The Company has also experienced difficulty and uncertainty in meeting its liquidity needs. These factors raise substantial doubt about the Company's ability to continue as a going concern. Management's plans to address these concerns include:

       (a)  Waste processing at customers' sites

       Management has developed plans to consider shifting from processing waste treatment at the Company's facilities to processing waste directly at customer sites which management believes may result in increased profit margins. The Company has entered into a contract with a slaughterhouse to implement customer site waste treatment during the summer or fall of 2000. Upon evaluation of this initial contract, management will determine the extent to which the Company will pursue customer site waste treatment versus using its current facilities.

       (b)  Sale of Ford Road facility and consolidation of operating sites

       The Company has entered into a sales contract to sell its Ford Road facility for $450,000 (Note 6). The Company intends to use the proceeds to repay the $75,525 land contract secured by the facility and for other working capital purposes. Upon completion of the sale, management will also consolidate its waste processing operations to its Wyoming Terminal facility and expects to gain cost efficiencies and savings through this process.

       (c)  Financing agreement

       The Company has an agreement with an investment banker that will provide up to $2,000,000 of either equity or debt financing upon the Company meeting certain operating conditions, some of which pertain to the results of the Company's initial customer site waste processing. Through April 30, 2000, $600,000 of equity financing has been provided in exchange for the issuance of 3,000,000 shares of common stock. An additional $400,000 has been scheduled for delivery during 2000 ($225,000 of which was received in June 2000 in exchange for the issuance of 1,125,000 shares of common stock).

       (d)  Other plans

       Management is pursuing negotiations with current debt holders to modify the terms of the agreements, including possible extension of due dates. Management is also evaluating the potential sale of other Company assets, including the Company's pipeline.

     The financial statements do not include any adjustments relating to the recoverability and classification of assets or the amounts and classification of liabilities that might be necessary should the Company be unsuccessful in implementing these plans, or otherwise unable to continue as a going concern.

                                RICH COAST INC.
            Notes to Consolidated Financial Statements (Continued)
                      Years Ended April 30, 2000 and 1999

4.   ACCOUNTS RECEIVABLE AND SIGNIFICANT CONCENTRATIONS

     The Company grants credit to its customers, generally without collateral. Approximately 11% of the Company's total sales for the year ended April 30, 2000, were generated from one customer. At April 30, 2000, approximately 11% of net trade receivables was due from one customer. Bad debt expense for the years ended April 30, 2000 and 1999 was approximately $91,000 and
     $45,000, respectively.   The Company's customers are concentrated in the
     Great Lakes region, including Canada. During the years ended April 30, 2000 and 1999, approximately 14% and 15%, respectively, of total sales arose in Canada.

5.   PROPERTY AND EQUIPMENT

     Property and equipment consists of the following at April 30, 2000:

       Land                                               $  250,041
       Buildings                                           1,113,537
       Bulk storage tanks                                    636,534
       Pipeline                                              296,187
       Machinery and equipment                             4,451,800
                                                          ----------

       Total at cost                                       6,748,099
       Accumulated depreciation and impairment reserve     3,370,062
                                                          ----------

                                                          $3,378,037
                                                          ==========

6.   IMPAIRMENT

     During the year ended April 30, 2000, the company recorded impairment losses of $1,564,595 related to its Ford Road facility and certain property and equipment. In September 1999, the Company entered into a contract to sell its Ford Road facility for $450,000. The Company has written down the value of the facility to the contract amount less anticipated closing costs, resulting in an impairment loss of $169,739. In January 2000, the Company obtained an appraisal of machinery and equipment including the Company's distillation unit that has not been placed in service. The appraisal estimates the fair value of the distillation unit at approximately $800,000, resulting in an impairment loss of $1,224,706. In November 1999, the Company notified the manufacturer of certain machinery and equipment known as ZPM equipment, that the equipment did not meet certain specifications. The Company has not received any response from the manufacturer and has therefore written down the carrying value of the equipment to its fair value. The fair value was determined by management based on estimates of the market value of the equipment in its current condition. The write down resulted in an impairment loss of $170,150.

7.   ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

     At April 30, 2000, accounts payable and accrued liabilities consist of the following:

       Trade payables                       $  654,268
       Lawsuit settlement (note 10)             37,500
       Accrued payroll and payroll taxes        28,426
       Accrued property taxes                  300,781
                                            ----------

                                            $1,020,975
                                            ==========

                                RICH COAST INC.
            Notes to Consolidated Financial Statements (Continued)
                      Years Ended April 30, 2000 and 1999

8.   LONG-TERM DEBT

     At April 30, 2000, long term debt consists of:

     10% senior secured note, interest payable monthly, secured by real property and other assets. The loan agreement contains covenants relating to financial requirements, dividend restrictions, and other operating requirements for the Company. The holder may convert the loan into common shares at $0.50 per share in the event of default by with Company. The note was originally due in October 2001, however, at April 30, 2000, the Company was not in compliance with certain of the financial covenants and the note has been classified as a current liability.
                                                                    $2,000,000

     8% convertible debentures, secured by property and equipment and other assets. The debentures, and accrued interest thereon, may be converted at the option of the holder at any time into common stock at a price per share equal to the lesser of the closing bid price of the shares at the date of issuance of the debenture or 75% of the five day average closing bid price for the five trading days immediately preceding the conversion date. The debentures were originally due in June 2003, however, at April 30, 2000, the Company was not in compliance with certain covenants and the debentures have been classified as a current liability. The Company and the debentures holders have entered into a standstill agreement whereby, the debenture holders have agreed not to take any action with respect to exercising their conversion rights or declaring the debentures to be in default through November 2000. The standstill agreement requires the Company, among other actions, to make payments on the debentures of $50,000 in June 2000 (completed), $25,000 in August 2000 and $25,000 in September 2000, timely registration of shares underlying the possible conversion of the debentures; and the Company completing the next phase of equity funding under its financing agreement (note 3(c)).

                                                                     1,375,500

     8% loan, originally due August 2003, payable in monthly installments of approximately $4,300 secured by machinery and equipment. At April 30, 2000, the Company was in default of certain payments and the loan has been classified as a current liability.
                                                                       195,547

     8% land contract, secured by the Ford Road facility, originally payable in monthly installments of approximately $4,800, including principal and interest, through February 1999. At April 30, 2000, the Company was in default of certain payments and the debt has been classified as a current liability, the interest rate has increased to 12%, and monthly installments have increased to approximately $5,400.
                                                                        75,525
                                                                    ----------
                                                                     3,646,572
                                                                    ==========

                                RICH COAST INC.
            Notes to Consolidated Financial Statements (Continued)
                      Years Ended April 30, 2000 and 1999


9.   STOCK OPTIONS AND WARRANTS

     Options:

     The Company operates the 1995 Incentive Compensation Plan (the 1995 Plan), the 1996 Employee Stock Option and Stock Bonus Plan (the 1996 Plan), the 1997 Stock Option and Bonus Plan (the 1997 Plan) and the 1999 Stock Option Plan (the 1999 Plan). Under these plans, the Company may issue stock options and stock bonuses for shares in the capital stock of the Company to provide incentives to officers, directors, key employees and other persons who contribute to the success of the Company. The terms of the plans provide that the Company may grant incentive options to employees, with exercise prices not less than the market value of the Company's common stock at date of grant, and the Company may grant non-qualified options, with exercise prices not less than 80% of the market value of the Company's common stock at date of grant. The Company has reserved 4,650,000 shares of common stock for issuances under the plans, of which 2,416,559 are available for grant at April 30, 2000. In addition, the Company periodically issues other options and warrants.

     During the year ended April 30, 2000, the Company granted 175,000 options to employees under the 1997 plan and 100,000 options under the 1999 Plan with exercise prices of $0.125 per share. These options vest over four years and expire in 2009. During the year ended April 30, 2000 the company cancelled certain non-qualified stock options granted to two officers under the 1995 and 1996 Plans, and regranted such options as incentive stock options under the same plans and in the same amounts as the cancelled options. The regranted options expire in 2010. During the year ended April 30, 2000, the Company also repriced all other outstanding stock options at $0.125 per share. The Company did not record compensation expense related to options granted, issued or repriced as the exercise price equaled or exceeded the quoted market price of the Company's common stock at the dates of the grant. All repriced and reissued options are reflected in beginning balances in the following table:


                                                2000                       1999
                                                ----                       ----

                                                                                 Weight
                                                                                 Average
                                         Shares    Exercise Price   Shares     Exercise Price
                                        ---------  --------------  ---------   --------------
      Outstanding, beginning of year    1,836,878      $0.125      2,096,504        $0.87
      Granted                             275,000      $0.125
      Exercised                                                     (259,626)       $0.87
      Expired
                                        ---------                  ---------
      Outstanding, end of year          2,111,878      $0.125      1,836,878        $0.87
                                        =========      ======      =========        =====


                                RICH COAST INC.
            Notes to Consolidated Financial Statements (Continued)
                      Years Ended April 30, 2000 and 1999


9.   STOCK OPTIONS AND WARRANTS (continued)

     The following table summarizes information about the Company's stock options outstanding at April 30, 2000 and 1999:

                                                      Weighted
                                                       Average    Weighted               Weighted
                                                      Remaining   Average                Average
                          Range of        Number     Contractual  Exercise    Number     Exercise
                       Exercise Prices  Outstanding     Life       Price    Exercisable   Price
                       ---------------  -----------  -----------  --------  -----------  --------

     April 30, 2000    $         0.125    2,112,000         8.03  $  0.125    1,300,000  $  0.125
     April 30, 1999    $0.72 -  $ 2.00    1,837,000         2.50  $   0.88    1,249,000  $   0.85

     Had compensation expense been determined as provided in SFAS No. 123 using the Black-Sholes option-pricing model, the pro-forma effect on the Company's net loss and per share amounts would have been:


                                                              2000          1999
                                                           -----------   -----------
         Net loss, as reported                             $(3,134,000)  $(2,572,496)
         Net loss, pro-forma                               $(3,267,000)  $(5,737,000)
         Net loss per share, as reported                   $     (0.40)  $     (0.49)
         Net loss per share, proforma                      $     (0.41)  $     (1.10)


     The fair value of each option grant is calculated using the following weighted average assumptions:

                                                        2000          1999
                                                        ----          ----

         Expected life (years)                            3             3
         Interest rate                                  6.32%         6.28%
         Volatility                                      146%          101%
         Dividend yield                                   0%            0%

     Warrants:

     At April 30, 2000 the Company had warrants to purchase 1,216,160 shares of common stock outstanding, as follows:

                                                                     Number
            Expiration                           Exercise Price   of Warrants
            ----------                           --------------   -----------

            January 2002                         $         1.00       105,000
            July 2002                            $        0.125       211,160
            January 2006                         $         0.60       900,000
                                                                  -----------
                                                                    1,216,160
                                                                  ===========

                                RICH COAST INC.
            Notes to Consolidated Financial Statements (Continued)
                      Years Ended April 30, 2000 and 1999

10.  INCOME TAXES

     At April 30, 2000, the Company's deferred tax assets are as follows:


         Operating loss carry forward              $3,600,000
         Deferred tax asset valuation allowance    (3,600,000)
                                                   ----------
         Net deferred tax assets                            -
                                                   ==========

     A deferred tax asset arising from the Company's net operating loss carry forward, has been reduced by a valuation account to zero due to uncertainties regarding the realization of the deferred assets.

     At April 30, 2000 the Company has available a net operating loss carryforward of approximately $9,800,000 which maybe used to offset future federal taxable income. A portion of the carryforward may be subject to certain limitations due to prior Company ownership changes. The net operating loss carry forwards, if not utilized, will expire from 2008 to 2020.

11.  LITIGATION

(a) In December 1997, a complaint was filed against the Company relating to certain payments allegedly due by the Company. The Company settled the lawsuit during the year ended April 30, 2000 for $100,000.

(b) In December 1997, a complaint was filed against the Company, in which the plaintiff claimed, among other things, breach of contract relating to an alleged loan made to the Company in 1994. During the year ended April 30, 1999, the Company accrued $50,000 as an estimate of the liability. The suit was subsequently settled for $100,000 consisting of 250,000 shares of common stock (with a market value of $50,000) and $50,000 of cash of which $12,500 has been paid. At April 30, 2000, the Company owes the defendant $37,500. This amount is to be paid in quarterly installments of $9,375 beginning September, 2000.

(c) The Company is involved in various other claims and legal actions arising in the ordinary course of business. In the opinion of management, the ultimate disposition of these matters will not have a material adverse impact either individually or in the aggregate on either results of operations, financial position, or cash flows of the Company.