Form 10KSB/A
period 1998-04-30
RICH COAST INC
filed 2000-08-28
CIK 814186

                    U.S. SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                             FORM 10-KSB/A No. 4

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
                              -------


                                Rich Coast Inc.
                                ---------------
                (Name of small business issuer in its charter)


         Nevada                                       91-1835978
------------------------------                  ---------------------
State or other jurisdiction of                    (I.R. S. Employer
incorporation or organization                    Identification No.)


                  10200 Ford Road, Dearborn, Michigan  48126
                  ------------------------------------------
                   (Address of principal executive offices)

Issuer's telephone number:   313-582-8866
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

                                  SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Form 10-KSB/A No. 4 to be signed on its behalf by the undersigned, thereunto duly authorized.

                                    RICH COAST INC.


Date:   August 25, 2000             By: /s/ James P. Fagan
                                       ---------------------------------------
                                       James P. Fagan, President, Chief
                                       Executive Officer and Director


Date:   August 25, 2000             By: /s/ Michael M. Grujicich
                                       ---------------------------------------
                                       Michael M. Grujicich, Chief
                                       Financial and Accounting Officer


Date:   August 25, 2000             By: /s/ Robert W. Truxell
                                       ---------------------------------------
                                       Robert W. Truxell, Chairman of the Board
                                       of Directors and Secretary


Date:   August 25, 2000             By: /s/ George P. Nassos
                                       ---------------------------------------
                                       George P. Nassos, Director


Date:   August 25, 2000             By: /s/ Michael R. Fugler
                                       ---------------------------------------
                                       Michael R. Fugler, Director

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



"Smythe Ratcliffe"

Chartered Accountants

Vancouver, Canada
July 27, 1998, except for notes 2(k), (l) and 9, which are as of January 19, 1999, and note 2(f), which is as of March 17, 1999, and note 1 which is as of August 9, 2000.

RICH COAST, INC.
(Formerly Rich Coast Resources Ltd.)
Consolidated Balance Sheets
April 30
(U.S. Dollars)



----------------------------------------------------------------------------------------------------------------------
                                                                                               1998           1997
----------------------------------------------------------------------------------------------------------------------
Assets (note 7)

Current
  Cash                                                                                     $     53,043   $     12,919
  Accounts receivable                                                                           460,558        288,265
  Insurance claim receivable (note 3)                                                           435,290              0
  Share subscription receivable (note 8(d))                                                      25,000              0
  Inventory                                                                                     108,265        135,673
  Prepaid expenses                                                                                    0          4,436
----------------------------------------------------------------------------------------------------------------------

                                                                                              1,082,156        441,293
Distillation Unit (note 5)                                                                    2,024,706      2,024,706
Property and Equipment, at cost (net) (notes 4 and 7)                                         2,990,373      3,210,485
Patent and Technology, net                                                                       25,681         30,525
Deferred Finance Charges and Deposits                                                           120,732         82,775
----------------------------------------------------------------------------------------------------------------------

                                                                                           $  6,243,648   $  5,789,784
----------------------------------------------------------------------------------------------------------------------

Liabilities

Current
  Accounts payable and accrued liabilities (note 6)                                        $    838,966   $    739,128
  Accrued oil and waste treatment costs                                                         450,444        303,973
  Due to shareholder (note 10)                                                                        0        100,000
  Current portion of long-term debt (note 7)                                                    595,309         78,673
  Current portion of obligation under capital lease                                                   0          5,521
----------------------------------------------------------------------------------------------------------------------

                                                                                              1,884,719      1,227,295
Long-Term Debt (note 7)                                                                       2,016,510      2,108,996
Obligation Under Capital Lease                                                                        0          7,815
----------------------------------------------------------------------------------------------------------------------

                                                                                              3,901,229      3,344,106
----------------------------------------------------------------------------------------------------------------------

Stockholders' Equity (note 8):
  Common stock, $0.001 par value;
  100,000,000 shares authorized, 4,718,894 and 4,038,929 shares
  issued and outstanding at April 30, 1998 and 1997, respectively                                 4,719          4,039
  Additional paid-in capital (note 1)                                                        25,329,446     24,059,464
  Accumulated deficit (note 1)                                                              (22,991,746)   (21,617,825)
----------------------------------------------------------------------------------------------------------------------

                                                                                              2,342,419      2,445,678
----------------------------------------------------------------------------------------------------------------------

                                                                                           $  6,243,648   $  5,789,784
----------------------------------------------------------------------------------------------------------------------



See notes to consolidated financial statements.

RICH COAST, INC.
(Formerly Rich Coast Resources Ltd.)
Consolidated Statements of Operations
Years Ended April 30
(U.S. Dollars)



-------------------------------------------------------------------------------------------------------------------
                                                                   1998                 1997                1996

Sales                                                          $ 2,547,083           $ 1,897,155         $1,741,352
-------------------------------------------------------------------------------------------------------------------

Expenses
  Cost of Sales                                                  1,080,557               967,062            550,035
  Salaries and wages                                               982,918               713,605            565,670
  Compensation for past services                                         0                     0            351,935
  Consulting and management fees                                   152,223               816,953             53,198
  Shareholder relations                                            149,406                41,630             98,030
  Audit, accounting and legal                                      130,626               213,911            129,108
  Travel                                                           125,030                79,939             80,343
  Utilities                                                        121,168               129,463             88,400
  Insurance                                                        103,805                83,364             65,079
  Property taxes                                                    85,760                72,612             61,017
  Equipment and storage leases                                      83,820               111,437             90,661
  Repairs and maintenance                                           62,603                40,983            129,036
  Office and general                                                59,122                31,857             95,577
  Telephone and facsimile                                           40,693                29,489             72,487
  Listing, transfer agent and filing fees                           24,573                27,176             40,505
  Factoring costs                                                   24,304                19,634             68,644
  Bad debts                                                          8,375                11,984             47,704
  Rent and secretarial                                               7,353                 4,300             46,578
  Advertising                                                        5,853                12,356             10,139
  Financing                                                              0                26,772                  0
  Depreciation                                                     256,398               359,168            387,982
-------------------------------------------------------------------------------------------------------------------

                                                                 3,504,587             3,793,695          3,032,128
-------------------------------------------------------------------------------------------------------------------

Loss Before Other Items                                            957,504             1,544,605          1,290,776
Other Items
  Insurance proceeds in excess of current expenditures            (103,503)
   (note 3)                                                                                    0                  0
  Interest expense                                                 303,648               213,912             56,246
  Interest - beneficial conversion feature (note 2(l))             198,626                     0                  0
  Impairment loss on goodwill                                            0                     0          2,748,850
  Loss on equipment disposal                                             0               147,752              2,478
  Amortization of deferred financing costs                          17,646                22,060                  0
  Gain from oil and gas operations (note 2)                              0                     0             (2,449)
  Resource properties disposal loss (note 2)                             0                     0             73,868
-------------------------------------------------------------------------------------------------------------------

Loss Before Extraordinary Item                                   1,373,921             2,280,264          4,169,769
  Extraordinary Item
  Forgiveness of past service
    compensation liability                                               0              (351,935)                 0
-------------------------------------------------------------------------------------------------------------------

Net Loss for Year                                              $ 1,373,921           $ 1,928,329         $4,169,769
-------------------------------------------------------------------------------------------------------------------

Loss Before Extraordinary Item Per Share                       $      0.32           $      0.61         $     1.69
Extraordinary Item Per Share                                   $      0.00           $     (0.09)        $     0.00

-------------------------------------------------------------------------------------------------------------------

Net Loss per Share                                             $      0.32           $      0.52         $     1.69
-------------------------------------------------------------------------------------------------------------------

Weighted Average Number of Shares Outstanding                    4,318,038             3,758,788          2,460,854
-------------------------------------------------------------------------------------------------------------------

RICH COAST, INC.
(Formerly Rich Coast Resources Ltd.)
Consolidated Statements of Stockholders' Equity
Years Ended April 30
(U.S. Dollars)

-----------------------------------------------------------------------------------------------------
                             Common       Common      Additional      Accumulated          Total
                             Shares       Shares       Paid-In          Deficit        Stockholders'
                             Number       Amount       Capital          (note 1)      Equity (Deficit)
-----------------------------------------------------------------------------------------------------
Balance April 30, 1995      1,937,306     $ 1,937    $18,535,641      $(15,519,727)       $ 3,017,851
Issuance of common
 stock (note 8)             1,393,668       1,394      4,403,151                 0          4,404,545
Share issue costs                   0           0       (451,823)                0           (451,823)
Net Loss                            0           0              0        (4,169,769)        (4,169,769)
-----------------------------------------------------------------------------------------------------
Balance, April 30, 1996     3,330,974       3,331     22,486,969       (19,689,496)         2,800,804
Issuance of common
 Stock (note 8)               707,955         708      1,587,363                 0          1,588,071
Financing cost                      0           0        (14,868)                0            (14,868)
Net loss                            0           0              0        (1,928,329)        (1,928,329)
-----------------------------------------------------------------------------------------------------
Balance, April 30, 1997     4,038,929       4,039     24,059,464       (21,617,825)         2,445,678
Issuance of common
 Stock (note 8)               679,965         680        806,591                 0            807,271
Interest - beneficial
 conversion (note 2(l))             0           0        463,391                 0            463,391
Net loss                            0           0              0        (1,373,921)        (1,373,921)
-----------------------------------------------------------------------------------------------------
Balance, April 30, 1998     4,718,894     $ 4,719    $25,329,446      $(22,991,746)       $ 2,342,419
-----------------------------------------------------------------------------------------------------

RICH COAST, INC.
(Formerly Rich Coast Resources Ltd.)
Consolidated Statements of Cash Flows
Year Ended April 30
(U.S. Dollars)

--------------------------------------------------------------------------------------------------------
                                                                     1998          1997          1996
--------------------------------------------------------------------------------------------------------
Operating Activities
Net loss for year                                                $(1,373,921)  $(1,928,329)  $(4,169,769)
Adjustments to reconcile net loss to net cash
Used by operating activities
   Interest - beneficial conversion feature                          198,626             0             0

   Interest - expense                                                 64,356             0             0

   Depreciation and amortization                                     274,045       381,228       387,982
   Resource properties disposal loss                                       0             0        73,902
   Impairment loss on goodwill                                             0             0     2,748,850
   Loss on equipment disposal                                              0       147,752             0
   Issue Common Stock for services and compensation                  386,815       608,548       246,034
Changes in Operating Assets and Liabilities
    Accounts receivable                                             (172,293)      138,700      (281,430)
    Insurance claim receivable                                      (435,290)            0             0
    Subscriptions receivable                                         (25,000)            0
    Inventory                                                         27,408      (135,673)            0
    Prepaid expenses                                                   4,436        37,250       (40,049)
    Accounts payable and accrued liabilities                          99,839      (125,241)      (54,372)
    Accrued oil and waste treatment costs                            146,470       201,867       102,106
    Past services compensation payable                                     0      (351,935)      351,935
--------------------------------------------------------------------------------------------------------
Net Cash Used in Operating Activities                               (804,509)   (1,025,833)     (634,811)
--------------------------------------------------------------------------------------------------------
Investing Activities
  Purchase of property and equipment                                (163,230)     (123,054)   (2,160,338)
  Investment in and expenditures on mineral properties                     0             0        (2,480)
  Distillation unit costs incurred                                         0             0       (16,156)
  Fire insurance proceeds re fixed assets                            131,714             0             0
  Proceeds on sale of oil and gas properties                               0             0         4,933
  Proceeds on sale of equipment                                            0         2,000         7,253
--------------------------------------------------------------------------------------------------------
Net Cash Used in Investing Activities                                (31,516)     (121,054)   (2,166,788)
--------------------------------------------------------------------------------------------------------
Financing Activities
  Issue of common stock                                              256,100       433,612     1,315,251
  Land contract repayments                                            (8,085)      (33,776)            0
  Shareholders' loans                                                      0       526,298             0
  Obligation under capital lease                                     (13,336)       (1,181)       (4,245)
  Notes payable                                                      697,000             0     2,000,000
  Finders' fees and share issue costs                                      0             0      (494,134)
  Deferred finance charges and other                                 (55,530)      203,303             0
--------------------------------------------------------------------------------------------------------
Net Cash Provided by Financing Activities                            876,149     1,128,256     2,816,872
--------------------------------------------------------------------------------------------------------
Increase (Decrease) in Cash                                           40,124       (18,631)       15,273
Cash, Beginning of Year                                               12,919        31,550        16,277
--------------------------------------------------------------------------------------------------------
Cash, End of Year                                                $    53,043   $    12,919   $    31,550
--------------------------------------------------------------------------------------------------------
Supplemental information
  Issue of common stock
    For settlement of debt                                       $   100,230   $   531,061   $   104,487
    For partnership interest                                     $         0   $         0   $ 2,484,724
    For finder's fee                                             $         0   $    14,850   $         0
  Interest paid                                                  $   154,860   $   211,808   $    41,684
  Income taxes paid                                              $         0   $         0   $         0
--------------------------------------------------------------------------------------------------------

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

        The purchase of the minority interest was valued using the fair value of the common stock issued at the date of the transaction of $2,748,850. Management believes that the fair value of the assets acquired was nil. The excess of the purchase price over the fair value of the assets acquired (nil) was accounted for as goodwill of $2,748,850. Because the underlying partnership had recurring losses, management believes that the goodwill had no continuing value and, therefore, the goodwill was charged to operations as an impairment loss for the year ended April 30, 1996. Previously issued financial statements during the year ended April 30, 1996 erroneously recorded the transaction with a nil value being attributed to the stock issued. Correction of this error has resulted in an increase in net loss of $2,748,850 and an increase in loss per share of $1.13 for the year ended April 30, 1996.

        Prior to the purchase of the minority interest, the Company, pursuant to the partnership agreement, had been including its majority interest in the partnership losses and also absorbing the losses of the partnership interests held by the minority interest.

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


4.      PROPERTY AND EQUIPMENT

        The Company's offices, plant, processing equipment and bulk storage terminal located in Dearborn, Michigan are comprised of the following:

-------------------------------------------------------------------------------------------------------------------------
                                                                                Estimated
                                                                              Useful Lives
                                                                                 (Years)              1998        1997
-------------------------------------------------------------------------------------------------------------------------
Land                                                                               --              $  250,041  $  250,041
Buildings                                                                          39               1,388,117   1,370,903
Machinery and equipment                                                            7                1,586,789   1,558,465
Bulk storage tanks                                                                 15                 636,534     636,534
Pipeline                                                                           15                 296,187     296,187
Furniture, fixtures, computers, etc                                              5 to 7                51,274      86,309
-------------------------------------------------------------------------------------------------------------------------

Total at cost                                                                                       4,208,942   4,198,439
Accumulated depreciation                                                                            1,218,569     987,954
-------------------------------------------------------------------------------------------------------------------------

                                                                                                   $2,990,373  $3,210,485
-------------------------------------------------------------------------------------------------------------------------

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

RICH COAST, INC.
(Formerly Rich Coast Resources Ltd.)
Notes to Consolidated Financial Statements
Years Ended April 30, 1998 and 1997
(U.S. Dollars)
================================================================================

6.   ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

     ====================================================================
                                                   1998            1997
     ====================================================================
     Trade payables                             $ 516,482       $ 587,925
     Building repair (fire damage) (note 3)       200,187               0
     Accrued salaries and wages                    50,325          70,491
     Accrued property taxes                        55,296          45,367
     Payroll taxes                                 11,676          18,679
     Accrued interest                               5,000          16,666
     --------------------------------------------------------------------
                                                $ 838,966       $ 739,128
     ====================================================================

RICH COAST, INC.
(Formerly Rich Coast Resources Ltd.)
Notes to Consolidated Financial Statements
Years Ended April 30, 1998 and 1997
(U.S. Dollars)
================================================================================
7.   LONG-TERM DEBT

     ====================================================================================================
                                                                           1998                    1997
     ====================================================================================================
     10% 18 month convertible promissory notes - series                 $  697,000                      0
     1997, interest payable quarterly. Holders elected
     at the time of purchase to receive interest in shares
     of the Company's common stock values at a price per
     share equal to the average closing bid price as quoted
     on NASDAQ over the 20 trading days preceding the close
     of the calendar quarter. The notes may be converted at
     the option of the holder at maturity into shares of
     common stock at a price per share equal to 50% of the
     quoted NASDAQ bid price at the conversion date. One
     holder of a $30,000 note has elected to receive cash at
     maturity

     Unamortized interest charge relating to beneficial                   (264,765)                     0
     conversion feature (note 2(l))
     ----------------------------------------------------------------------------------------------------
                                                                           432,235                      0

     10% senior secured note, due October 1, 2001 interest
     payable monthly (see below for security)                            2,000,000              2,000,000

     Land contract payable in monthly instalments of $4,753
     each including principal and interest at 8% unless the
     Company falls behind in its payments at which time the
     interest rate increases to 12% and monthly instalments
     increase to $5,384 until the payments are back to schedule
     (the Company's arrears payments were corrected by a payment of $84,371 on June 1, 1998). After the land contract is
     paid in full, the Company may lease the property for a
     7-year term, which will cause the land to be titled to the
     Company for $1.00, either after satisfactory clean up by
     others or 91 years.                                                   179,584                187,669
     ----------------------------------------------------------------------------------------------------
                                                                         2,611,819              2,187,669

     Less:  Current portion                                                595,309                 78,673
     ----------------------------------------------------------------------------------------------------
                                                                        $2,016,510             $2,108,996
     ====================================================================================================

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

     The land contract payable relates to premises occupied at 10200 Ford Road, Dearborn, Michigan which is currently listed for sale.

     The amount of long-term obligations outstanding at April 30, 1998 mature as follows:

     ===========================================================================
     1999                                                             $  595,309
     2000                                                                267,858
     2001                                                                 13,417
     2002                                                              2,000,000
     ---------------------------------------------------------------------------

                                                                      $2,876,584
     ===========================================================================

RICH COAST, INC.
(Formerly Rich Coast Resources Ltd.)
Notes to Consolidated Financial Statements
Years Ended April 30, 1998 and 1997
(U.S. Dollars)

================================================================================

8.   STOCKHOLDERS' EQUITY

     (a) Activity of the common stock account for the years 1996, 1997 and 1998 is as follows:


                                                                                        Additional
                                                               Number of        Par        Paid-In
                                                                  Shares      Value        Capital

     Fiscal 1996
     Shares issued
       For cash - private placements                             299,736     $  300     $  836,344
       For cash - exercise of stock options                      143,787        144        478,463
       For services                                               62,500         62        245,972
       For settlement of loan payable to shareholder              41,844         42        104,445
       Acquisition of subsidiaries (note 1)                      845,800        846      2,737,927

                                                               1,393,667     $1,394     $4,403,151



     Fiscal 1997
     Shares issued
       For financing fees                                         12,500     $   13     $   14,837
       For settlement of debt                                    276,117        276        530,785
       For cash - private placements                             118,750        119        354,356
       For cash - exercise of stock options                       20,437         20         79,117
       For services                                              280,150        280        608,268

                                                                 707,954     $  708     $1,587,363


     Fiscal 1998
     Shares issued
       For services and compensation*                            230,473        230        386,585
       For cash - private placements**                           107,500        108        107,392
       For cash - exercise of stock options                       88,750         89         78,511
       For cash - exercise of warrants                            70,000         70         69,930
       For settlement of loan payable to a
         Shareholder                                             130,299        130        100,100
       For interest                                               52,942         53         64,073


                                                                 679,964     $  680     $  806,591

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

     The following table summarizes the Company's stock option activity for the years ended April 30, 1998 and 1997:

     -------------------------------------------------------------------------------------------------
                                                 1998                            1997
     -------------------------------------------------------------------------------------------------
                                                        Weighted                           Weighted
                                                        Average                            Average
                                         Shares      Exercise Price      Shares         Exercise Price
     -------------------------------------------------------------------------------------------------
     Outstanding, Beginning of Year     2,015,000        $1.00          2,005,000            $1.00
     Granted                            4,292,913        $0.83            220,000            $1.00
     Exercised                            (40,000)       $0.72                  0            $0.00
     Expired                                    0        $0.00           (210,000)           $1.00
     -------------------------------------------------------------------------------------------------

     Outstanding, End of Year           6,267,913                       2,015,000
     -------------------------------------------------------------------------------------------------

RICH COAST, INC.
(Formerly Rich Coast Resources Ltd.)
Notes to Consolidated Financial Statements
Years Ended April 30, 1998 and 1997
(U.S. Dollars)

================================================================================

9.   STOCK OPTIONS AND WARRANTS (Continued)

     The following table summarizes information about the Company's stock options outstanding:

     -------------------------------------------------------------------------------------------------------
                                                              Weighted
                                                               Average     Weighted                 Weighted
                                                              Remaining    Average                  Average
                                Range of         Number      Contractual   Exercise     Number      Exercise
                             Exercise Prices   Outstanding      Life        Price     Exercisable    Price
     -------------------------------------------------------------------------------------------------------
     April 30, 1998          $0.72 - $2.00      6,267,913       $3.50       $0.88      6,097,913     $0.85
     April 30, 1997          $1.00 - $2.00      2,015,000       $3.70       $1.00      1,720,000     $1.00
     -------------------------------------------------------------------------------------------------------


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

                                                            1998            1997
     -------------------------------------------------------------------------------
     Net income (loss), as reported                     $(1,373,921)    $(1,928,329)
     Net income (loss), pro-forma                        (4,339,709)     (2,129,279)
     Net income (loss) per share, as reported           $     (0.08)    $     (0.13)
     Net income (loss) per share, as reported
       - post reverse split                             $    ( 0.32)    $     (0.52)
     Net income (loss) per share, pro-forma             $    ( 0.25)    $     (0.14)
     Net income (loss) per share, pro-forma
       - post reverse split                             $     (1.00)    $     (0.57)
     -------------------------------------------------------------------------------

     The fair value of each option grant is calculated using the following weighted average assumptions:

                                                            1998            1997
     -------------------------------------------------------------------------------
     Expected life (years)                                    3               3
     Interest rate                                           6.28%           5.99%
     Volatility                                            101.14%         117.82%
     Dividend yield                                          0.00%           0.00%
     -------------------------------------------------------------------------------

RICH COAST, INC.
(Formerly Rich Coast Resources Ltd.)
Notes to Consolidated Financial Statements
Years Ended April 30, 1998 and 1997
(U.S. Dollars)

================================================================================

9.   STOCK OPTIONS AND WARRANTS (Continued)

     Note: For fiscal 1998 add $3,164,414 in expenses for pro-forma net income and per share amounts. For fiscal 1997 add $200,950.

     ========================================================================================
                                1997                    1996                 1995
                                Plan                    Plan                 Plan
     ----------------------------------------------------------------------------------------
     Bonus Shares
     Fiscal 1996
       Issued                                                               62,500
     Fiscal 1997
       Issued                                          102,500
     Fiscal 1998
       Issued                    12,500
     ----------------------------------------------------------------------------------------
     ----------------------------------------------------------------------------------------
                                 12,500                102,500              62,500
     ----------------------------------------------------------------------------------------

     Options - Other
     Fiscal 1998
       Issued                   (10,000)
       Exercise price to
         September 8, 2007     $   0.72
     ----------------------------------------------------------------------------------------


     Warrants

     At April 30, 1998 there were 5,394,643 share purchase warrants outstanding.

                                  Exercise         Number of
     Expiry Date                   Price           Warrants
     ------------------------------------------------------------

     September 8, 1998              1.00            50,000
     June 15, 2001                  1.00            37,500
     November 5, 2001               1.00            45,000
     January 13, 2002               1.00           105,000
     July 30, 2002                  0.80           211,160
     June 10, 2006                  1.20           900,000
     ------------------------------------------------------------
                                                 1,348,660
     ============================================================

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

        (b) The Company announced a one for four reverse split of the authorized common stock effective June 19, 1998. All share and per share amounts are reported on a post-split basis.

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