Form 10KSB/A
period 1999-04-30
RICH COAST INC
filed 2000-08-28
CIK 814186

U.S. SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C. 20549


                            FORM 10-KSB/A No. 1

(Mark One)

[X] ANNUAL REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT 1934 FOR THE FISCAL YEAR ENDED APRIL 30, 1999

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD OF _____ TO _____.

Commission File Number:    0-15859

                                Rich Coast Inc.
                (Name of small business issuer in its charter)


                   Nevada                                91-1835978
         State or other jurisdiction of               (I.R.S. Employer
         Incorporation or organization              Identification No.)

                   10200 Ford Road, Dearborn, Michigan 48126
                   (Address of principal executive offices)

Issuer's telephone number:   313-582-8866
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


At July 26, 1999 there were 6,316,318 shares of the Registrant's $.001 par value Common Stock ("Common Stock"), the only outstanding class of voting securities, outstanding. Based on the closing price of the Common Stock as reported by Nasdaq on July 26, 1999, the aggregate market value of Common Stock held by non-affiliates of the Registrant was approximately $1,389,590.

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

                                           RICH COAST INC.



Date: August 25, 2000                 By:/s/ James P. Fagan
                                      ----------------------------------------
                                      James P. Fagan, President, Chief
                                      Executive Officer and Director



Date: August 25, 2000                 By:/s/ Michael M. Grujicich
                                      ----------------------------------------
                                      Michael M. Grujicich, Chief
                                      Financial and Accounting Officer


Date: August 25, 2000                 By:/s/ Robert W. Truxell
                                      ----------------------------------------
                                      Robert W. Truxell
                                      Chairman of the Board of Directors
                                      and Secretary


Date: August 25, 2000                 By:/s/ George P. Nassos
                                      ----------------------------------------
                                      George P. Nassos, Director


Date: August 25, 2000                 By:/s/ Michael Fugler
                                      ----------------------------------------
                                      Michael Fugler, Director

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


"Smythe Ratcliffe"

Chartered Accountants

Vancouver, Canada
August 12, 1999

Except for note 1, which
is as of August 9, 2000.

RICH COAST, INC.
Consolidated Balance Sheets
April 30
(U.S. Dollars)

===================================================================================================================
                                                                                         1999              1998
-------------------------------------------------------------------------------------------------------------------
Assets (note 7)

Current
  Cash                                                                                 $          0  $    53,043
  Accounts receivable                                                                       491,418      460,558
  Insurance claim receivable (note 3)                                                             0      435,290
  Shares subscription receivable                                                                  0       25,000
  Inventory                                                                                       0      108,265
-------------------------------------------------------------------------------------------------------------------

                                                                                            491,418    1,082,156
Distillation Unit (note 5)                                                                2,024,706    2,024,706
Property and Equipment, at cost (net) (notes 4 and 7)                                     3,354,493    2,990,373
Patent and Technology, net                                                                   21,914       25,681
Deferred Finance Charges and Deposits                                                       226,320      120,732
-------------------------------------------------------------------------------------------------------------------

                                                                                       $  6,118,851  $ 6,243,648
===================================================================================================================

Liabilities

Current
  Bank overdraft                                                                       $      5,682  $         0
  Accounts payable and accrued liabilities (note 6)                                         849,960      838,966
  Accrued oil and waste treatment costs                                                     257,635      450,444
  Current portion of long-term debt (note 7)                                                100,733      595,309
-------------------------------------------------------------------------------------------------------------------

                                                                                          1,214,010   1,884,719
Long-Term Debt (note 7)                                                                   3,670,339   2,016,510

-------------------------------------------------------------------------------------------------------------------
                                                                                      4,884,349    3,901,229
-------------------------------------------------------------------------------------------------------------------
Stockholders' Equity (note 8)
    Common stock, $0.001 par value;
    100,000,000 shares authorized,  6,066,318 and 4,718,894                               6,066        4,719
    shares issued and outstanding at April 30, 1999 and 1998,
    respectively (note 1)
    Additional paid-in capital (note 1)                                              26,792,678   25,329,446
    Accumulated deficit (note 1)                                                    (25,564,242) (22,991,746)
-------------------------------------------------------------------------------------------------------------------

                                                                                      1,234,502    2,342,419
-------------------------------------------------------------------------------------------------------------------
                                                                                   $  6,118,851 $  6,243,648
===================================================================================================================

See notes to consolidated financial statements.

RICH COAST, INC.
Consolidated Statements of Operations
Years Ended April 30
(U.S. Dollars)

==============================================================================================================
                                                                     1999             1998            1997
Sales                                                             $  2,267,452    $  2,547,083    $  1,897,155

Expenses
  Cost of Sales                                                      1,378,367       1,080,557         967,062
  Salaries and wages                                                 1,045,669         982,918         713,605
  Audit, accounting and legal                                          264,366         130,626         213,911
  Consulting and management fees                                       199,953         152,223         816,953
  Travel                                                               129,201         125,030          79,939
  Advertising                                                          120,905           5,853          12,356
  Office and general                                                   120,769          59,122          31,857
  Property taxes                                                       100,078          85,760          72,612
  Utilities                                                             93,300         121,168         129,463
  Insurance                                                             81,750         103,805          83,364
  Telephone and facsimile                                               67,784          40,693          29,489
  Equipment and storage leases                                          45,871          83,820         111,437
  Bad debts                                                             44,801           8,375          11,984
  Shareholder relations                                                  2,692         149,406          41,630
  Repairs and maintenance                                                    0          62,603          40,983
  Listing, transfer agent and filing fees                                    0          24,573          27,176
  Factoring costs                                                            0          24,304          19,634
  Rent and secretarial                                                       0           7,353           4,300
  Financing                                                                  0               0          26,772
  Depreciation                                                         318,661         256,398         359,168
----------------------------------------------------------------------------------------------------------------

                                                                     4,014,167       3,504,587       3,793,695
----------------------------------------------------------------------------------------------------------------
Loss Before Other Items                                              1,746,715         957,504       1,896,540
Other Items
  Interest - beneficial conversion feature (note 2(k))                 764,766         198,626               0

  Interest expense                                                     216,217         303,648         213,912
  Amortization of deferred financing costs                              77,239          17,646          22,060
  Lawsuit settlement (note 12)                                          50,000               0               0
  Loss on equipment disposal                                             3,147               0         147,752
  Accrued oil and waste treatment cost reversal                       (285,588)              0               0
  Insurance proceeds in excess of current expenditures (note 3)              0        (103,503)              0
----------------------------------------------------------------------------------------------------------------
                                                                  $    825,781    $    416,417    $    383,724

Loss Before Extraordinary Item                                    $  2,572,496    $  1,373,921    $  2,280,264
   Extraordinary Item
     Forgiveness of past service
     Compensation liability                                                  0               0        (351,935)
Net Loss                                                          $  2,572,496    $  1,373,921    $  1,928,329
Loss Before Extraordinary Item per share                          $       0.49    $       0.32    $       0.61
Extraordinary Item per share                                      $       0.00    $       0.00    $      (0.09)


Weighted Average Number of Shares Outstanding                        5,208,693       4,318,038       3,758,788
===============================================================================================================

See notes to consolidated financial statements.

RICH COAST, INC.
Consolidated Statements of Stockholders' Equity
Years Ended April 30
(U.S. Dollars)

===================================================================================================================================
                                                    Common      Common    Additional                       Total
                                                    Shares      Shares      Paid-In     Accumulated     Stockholders'
                                                    Number      Amount      Capital       Deficit      Equity (Deficit)
-----------------------------------------------------------------------------------------------------------------------------------
                                                                                                   (note 1)
Balance, April 30, 1996                           3,330,974   $  3,331     $ 22,486,969    $(19,689,496)   $  2,800,804
Issuance of common stock (note 8)                   707,955        708        1,587,363               0       1,588,071
Financing cost                                            0          0          (14,868)              0         (14,868)
Net loss                                                  0          0                0      (1,928,329)     (1,928,329)
-----------------------------------------------------------------------------------------------------------------------------------

Balance, April 30, 1997                           4,038,929      4,039       24,059,464     (21,617,825)      2,445,678
Issuance of common stock (note 8)                   679,965        680          806,591               0         807,271
Interest - beneficial conversion (note 2(k))              0          0          463,391               0         463,391
Net loss                                                  0          0                0      (1,373,921)     (1,373,921)
-----------------------------------------------------------------------------------------------------------------------------------

Balance, April 30, 1998                           4,718,894      4,719       25,329,446     (22,991,746)      2,342,419
Issuance of common stock (note 8)                 1,347,424      1,347          963,232               0         964,579
Interest - Beneficial conversion (note 2(k))              0          0          500,000               0         500,000
Reverse stock split                                       0          0                0               0               0
Net loss                                                  0          0                0      (2,572,496)     (2,572,496)
-----------------------------------------------------------------------------------------------------------------------------------

Balance, April 30, 1999                           6,066,318   $  6,066     $ 26,792,678    $(25,564,242)   $  1,234,502
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

                  Property and equipment also includes a distillation unit and a pipeline that have not yet been placed in service. No depreciation has been taken on this equipment.

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

         (k)      Long-term debt


                  The beneficial conversion features relating to the 10% 18 month promissory notes and the 8% debenture are accounted for as an interest charge and are amortized over the period from the date of issue through the date the debt is first convertible. This policy conforms to the accounting for these transactions set forth in EITF Topic D-60 and EITF Issue 98-5

         (l)      Reverse Split

                 Effective June 19, 1998, there was a one-for-four reverse split of the authorized common stock. As a result, shares and per share amounts are reported on a post-split basis.

         (m)      Revenue recognition and accrued oil and waste treatment costs

                 The Company generally recognizes revenue at the time waste is accepted and treated. The Company also accrues the cost of treating waste at the time the waste is accepted for treatment. Accrued oil and waste treatment costs represents costs for waste that had been accepted but not yet treated. During the year ended April 30, 1999, the Company made various modifications to improve efficiencies in its waste treatment process. The Company recorded a change in its estimated accrued oil and waste treatment cost resulting in a gain of $285,588 for the year ended April 30, 1999.

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

6.       ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

         =================================================================
                                                        1999       1998
         -----------------------------------------------------------------
         Trade payables                               $670,712   $516,482
         Lawsuit settlement (note 12)                   50,000          0
         Accrued salaries and wages                     81,951     50,325
         Accrued property taxes                         40,089     55,296
         Payroll taxes                                   7,208     11,676
         Building repair (fire damage) (note 3)              0    200,187
         Accrued interest                                    0      5,000
         -----------------------------------------------------------------

                                                      $849,960   $838,966
         =================================================================

RICH COAST, INC.
Notes to Consolidated Financial Statements
Years Ended April 30, 1999 and 1998
(U.S. Dollars)

================================================================================================================================

7.       LONG-TERM DEBT


         =====================================================================================================================

                                                                                                    1999         1998

         ---------------------------------------------------------------------------------------------------------------------
         10% 18 month convertible promissory notes - series 1997, interest                  $        0         $   697,000
         payable quarterly. Holders elected at the time of purchase to receive interest in shares of the Company's common stock values at a price per share equal to the average closing bid price as quoted on NASDAQ over the 20 trading days preceding the close of the calendar quarter. The notes may be converted at the option of the holder at maturity into shares of common stock at a price per share equal to 50% of the quoted
         NASDAQ bid price at the conversion date.

         Unamortized interest charge relating to beneficial conversion feature
         (note 2(k))                                                                                 0            (264,765)
         ---------------------------------------------------------------------------------------------------------------------
                                                                                                     0             432,235
         10% senior secured note, due October 1, 2001 interest payable monthly               2,000,000           2,000,000
         (see below for security)

         8% convertible debenture due June 11, 2003 secured by a security                    1,500,000                   0
         agreement over land and building. The debenture and accrued interest thereon may be converted at the option of the holder at any time into common stock at a price per share equal to the lesser of the closing bid price of the shares at the date of issuance of the debenture or 75%
         of the five day average closing bid price for the five trading days immediately preceding the conversion date.

         8% loan due August 1, 2003 repayable in monthly blended installments of               195,547                   0
         $4,259 secured by a security agreement over machinery and equipment

         Land contract payable in monthly installments of $4,753 each including                 75,525             179,584
         principal and interest at 8% unless the Company falls behind in its payments at which time the interest rate increases to 12% and monthly installments increase to $5,384 until the payments are back to schedule (the Company's arrears payments were corrected by a payment of
         $84,371 on June 1, 1998). After the land contract is paid in full, the
         Company may lease the property for a 7 year term which will cause the land to be titled to the Company for $1, either after satisfactory clean up by others or after 91 years.
         ---------------------------------------------------------------------------------------------------------------------

                                                                                             3,771,072           2,611,819
         Less:  Current portion                                                                100,733             595,309
         ---------------------------------------------------------------------------------------------------------------------
                                                                                            $3,670,339          $2,016,510
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

================================================================================

8.       STOCKHOLDERS' EQUITY

         (a) Activity of the common stock account for the years 1997, 1998 and 1999 is as follows:

         ============================================================================================

                                                                                      Additional
                                                           Number              Par      Paid-In
                                                         of Shares            Value     Capital
         --------------------------------------------------------------------------------------------
         Fiscal 1997
         Shares issued
           For financing fees                              12,500      $       13   $   14,837
           For settlement of debt                         276,118             276      530,785
           For cash - private placements                  118,750             119      354,356
           For cash - exercise of stock options            20,437              20       79,117
           For services                                   280,150             280      608,268
         --------------------------------------------------------------------------------------------
                                                          707,955             708    1,587,363
         --------------------------------------------------------------------------------------------

         Fiscal 1998
         Shares issued
           For services and compensation                  230,473             230      386,585
           For cash - private placements                  107,500             108      107,392
           For cash - exercise of stock options            88,750              89       78,511
           For cash - exercise of warrants                 70,000              70       69,930
           For settlement of loan payable to a
             shareholder                                  130,299             130      100,100
           For interest                                    52,943              53       64,073
         --------------------------------------------------------------------------------------------

                                                          679,965          680      806,591
         --------------------------------------------------------------------------------------------

         Fiscal 1999
         Shares issued
           For cash - exercise of stock options           259,626          260      209,295
           Conversion of promissory note (note 7)       1,040,299        1,040      695,960
           For interest                                    47,499           47       57,977
         --------------------------------------------------------------------------------------------
                                                        1,347,424   $    1,347   $  963,232
         ============================================================================================



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
         ============================================================================================

         The following table summarizes information about the Company's stock options outstanding:

         ==========================================================================================================
                                                               Weighted
                                                               Average      Weighted                    Weighted
                                                              Remaining     Average                      Average
                                 Range of           Number   Contractual    Exercise       Number       Exercise
                              Exercise Prices    Outstanding     Life        Price      Exercisable       Price
          April 30, 1999      $ 0.72 - $ 2.00      1,307,352     2.50        $ 0.88      1,239,852       $ 0.85
          April 30, 1998      $ 0.72 - $ 2.00      1,566,978     3.50        $ 0.88      1,524,478       $ 0.85
         -----------------------------------------------------------------------------------------------------------

RICH COAST, INC.
Notes to Consolidated Financial Statements
Years Ended April 30, 1999 and 1998
(U.S. Dollars)

================================================================================

9.       STOCK OPTIONS AND WARRANTS (Continued)

         The Company applies APB Opinion No. 25 and related interpretations in accounting for its stock option plans and, accordingly, no compensation cost has been recognized because stock options granted under the plans were at exercise prices which were equal to market value at date of grant. Had compensation expense been determined as provided in SFAS 123 using the Black-Sholes option-pricing model, the pro-forma effect on the Company's net income (loss) and per share amounts would have been:

         ==========================================================================================
                                                                    1999                   1998
         ------------------------------------------------------------------------------------------
           Net income (loss), as reported                       $(2,572,496)           $(1,373,921)
           Net income (loss), pro-forma                         $(5,736,910)           $(4,339,709)
           Net income (loss) per share, as reported             $      0.49            $      0.32
           Net income (loss) per share, pro-forma               $      1.10            $      1.00
         =========================================================================================

         The fair value of each option grant is calculated using the following weighted average assumptions:

         ==========================================================================================
                                                                      1999                1998
         ------------------------------------------------------------------------------------------
           Expected life (years)                                         3                   3
           Interest rate                                              6.28%               6.28%
           Volatility                                               101.14%             101.14%

           Dividend yield                                             0.00%               0.00%
         ==========================================================================================
         Warrants

         At April 30, 1999 there were 1,298,660 share purchase warrants outstanding.

         =================================================================================================
                                                                                 Number              Pre
                                               Exercise Price                 of Warrants          Reverse
         -------------------------------------------------------------------------------------------------
         June 15, 2001                              $ 1.00                       37,500            150,000
         November 5, 2001                           $ 1.00                       45,000            180,000
         January 13, 2002                           $ 1.00                      105,000            420,000
         July 30, 2002                              $ 0.80                      211,160            844,643
         June 10, 2006                              $ 1.20                      900,000          3,600,000
         -------------------------------------------------------------------------------------------------
                                                                              1,298,660          5,194,643
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