Form 10QSB/A
period 1999-10-31
RICH COAST INC
filed 2000-08-28
CIK 814186

                    U.S. SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                              FORM 10-QSB/A No. 2


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

(UNAUDITED-PREPARED BY MANAGEMENT)




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

Rich Coast Inc.
Consolidated Balance Sheets
(Unaudited- Prepared by Management)
(United States Dollars)

--------------------------------------------------------------------------------
                                                    October 31        April 30
                                                       1999             1999
--------------------------------------------------------------------------------
Assets

Current
Cash                                              $     28,538     $          0
Accounts Receivable, net                               662,753          491,418
Prepaid expenses                                         1,200                0
--------------------------------------------------------------------------------

                                                       692,491          491,418
Distillation Unit                                    2,024,706        2,024,706
Property and Equipment, net                          2,996,140        3,354,493
Patent and Technology, net                              20,031           21,914
Deferred Finance Charges and Deposits                  185,089          226,320
--------------------------------------------------------------------------------

                                                  $  5,918,457     $  6,118,851
================================================================================
Liabilities

Current
Bank Overdraft                                    $          0     $      5,682
Accounts payable and accrued liabilities             1,470,936          849,960
Accrued oil and waste treatment costs                  246,031          257,635
Current portion of long-term debt                      150,585          100,733
--------------------------------------------------------------------------------

                                                     1,867,552        1,214,010
Long-Term Debt                                       3,571,273        3,670,339
--------------------------------------------------------------------------------

                                                     5,438,825        4,884,349

Stockholders' Equity

Common stock, $0.001 par value;
100,000,000 shares authorized,
6,614,889 and 6,066,318 shares
issued and outstanding at
October 31, 1999 and April 30, 1999,
respectively                                            17,414           16,865

Additional paid-in capital                          24,152,122       24,043,106
Accumulated deficit                                (23,689,904)     (22,825,469)
--------------------------------------------------------------------------------
                                                       479,632        1,234,502
--------------------------------------------------------------------------------

                                                  $  5,918,457     $  6,118,851
================================================================================

See notes to consolidated financial statements

RICH COAST, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED - PREPARED BY MANAGEMENT)
(UNITED STATES DOLLARS)

--------------------------------------------------------------------------------
                                Three Months                  Six Months
                              Ended October 31,            Ended October 31,
                             1999           1998          1999          1998
-------------------------------------------------------------------------------
Sales                   $   715,371    $   534,537    $ 1,319,020   $ 1,140,028
Cost of Sales
(exclusive of
depreciation)               335,931        315,341        603,891       627,921
-------------------------------------------------------------------------------
Gross Profit                379,440        219,196        715,129       512,107

Expenses
Interest-beneficial
conversion feature                0         77,654              0       655,307
Salaries and wages          245,699        234,236        526,587       471,251
Interest                     81,899         88,612        136,589       193,304
Lawsuit Settlement          100,000              0        150,000             0
Office and General           31,278         20,957         31,411        55,658
Consulting and
financing fee                20,380         20,258         35,413       164,228
Audit, accounting
and legal                    21,264         63,829         64,731       114,523
Travel                       12,077         39,319         32,939        91,537
Pipeline Staking fee              0              0         16,905             0
Property Taxes               26,250         19,137         95,677        61,100
Insurance                    15,826         18,035         28,818        48,663
Utilities                    19,374         19,026         46,114        37,669
Telephone and
facsimile                     7,961         18,979         20,007        28,727
Advertising and
shareholder relations         1,538         92,378          1,538        97,147
Impairment loss on building 169,739              0        169,739             0
Bad Debts                     8,756              0          9,941             0
Depreciation                113,834         68,487        213,155       137,465
-------------------------------------------------------------------------------
                            875,875        780,907      1,579,564     2,156,579
-------------------------------------------------------------------------------
Loss Before
Other Items                (496,435)      (561,711)      (864,435)   (1,644,472)
 Gain on fire                     0         89,343              0        89,343
Accrued oil and
 waste treatment cost
 reversal                         0        285,588              0       285,588
-------------------------------------------------------------------------------
                                  0        374,931               0      374,931
-------------------------------------------------------------------------------
Loss for Period         $  (496,435)   $  (186,780)   $  (864,435)  $(1,269,541)
===============================================================================
Loss Per Share          $     (0.08)   $     (0.04)   $     (0.14)  $     (0.27)
===============================================================================
Weighted Average
Number of Shares
Outstanding               6,442,886      4,891,791      6,337,482     4,792,112
===============================================================================

See notes to consolidated financial statements

RICH COAST, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED - PREPARED BY MANAGEMENT)
(UNITED STATES DOLLARS)

--------------------------------------------------------------------------------
                                                         Six Months
                                                      Ended October 31,
                                                 1999                     1998
--------------------------------------------------------------------------------
Net Cash Provided by (used in)
Operating Activities                        $    56,876             $  (396,705)

Investing Activities
 Capital asset additions                        (22,656)               (744,324)
 Deferred finance charge                              0                (184,629)
--------------------------------------------------------------------------------
                                                (22,656)               (928,953)

Financing Activities
 Decrease in bank overdraft                      (5,682)                      0
 Issue of Capital stock for cash                      0                 156,729
 Proceeds from Convertible
 Debenture                                            0               1,500,000
 Repayment of long-term debt                          0                 (83,332)
--------------------------------------------------------------------------------
                                                 (5,682)              1,573,397
--------------------------------------------------------------------------------
Increase (Decrease) in Cash                      28,538                 247,739
Cash, (Bank Overdraft)
Beginning of Period                                   0                  53,043
--------------------------------------------------------------------------------
Cash, End of Period                         $    28,538             $   300,782
================================================================================

Supplemental disclosure of noncash investing and Financing activities:

250,000 shares of common
 stock issued upon
 settlement of lawsuit
                                            $    50,000
================================================================================
298,571 shares of common
 stock issued in exchange
 of principal and interest
 due on convertible debentures              $    59,565
================================================================================
33,349 shares of common
 stock issued in exchange
 of accrued interest                                                $    42,176
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

         In the opinion of the Company's management, these financial statements reflect all adjustments, including all normal recurring adjustments, considered necessary to present fairly the Company's consolidated financial position at October 31, 1999 and the consolidated results of operations and the consolidated statement of cash flows for the three and six months ended October 31, 1999 and October 31, 1998.

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
          ======================================================================


3.       IMPAIRMENT

             On September 9, 1999, the Company entered into a contract to sell its Ford Road facility for $450,000. The Company has written down the value of the facility to the contract amount less anticipated closing costs, and has recorded an impairment loss of $169,739 during the quarter ended October 31, 1999.

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

Part II    Other Information

Item 1.  Legal proceedings

On or about December 29, 1997 the Company was served with a complaint filed against it in U.S. District Court for the Eastern District of Michigan by Mobil Oil Corporation. The complaint alleges breach of contract by the Company in connection with a Terminaling Agreement dated May 18, 1995 relating to through-put fees at Mobil's Woodhaven, Michigan facility. The dispute under the Terminalling Agreement will not affect the Company's purchase of the Mobil terminal, which occurred January 15, 1996, and should not be confused with the Mobil terminal. The complaint was settled on October 1, 1999, and Rich Coast paid Mobil Oil Corporation $100,000 on November 9, 1999 as part of the settlement.

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

                                     RICH COAST INC.

Date:  August 25, 2000                   by: /s/ James P. Fagan
                                         -------------------------------
                                         James P. Fagan, President

Date:  August 25, 2000                   by: /s/ Michael M. Grujicich
                                         -------------------------------
                                         Michael M. Grujicich,
                                         Chief Financial and Accounting
                                         Officer