Form 10QSB/A
period 2000-01-31
RICH COAST INC
filed 2000-08-28
CIK 814186

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

The number of shares outstanding of the issuer's classes of common equity, as of July 13, 2000 is 11,039,889 shares of Common Stock.

Transitional Small Business Disclosure Format (check one):    Yes[_]   No [X]

                         PART I-FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS


RICH COAST, INC.
INTERIM CONSOLIDATED FINANCIAL STATEMENTS
January 31, 2000
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

Rich Coast Inc.
Consolidated Balance Sheets
(Unaudited - Prepared by Management)
(United States Dollars)

---------------------------------------------------------------------------
                                                 January 31      April 30
                                                     2000           1999
---------------------------------------------------------------------------
Assets

Current:
Cash                                            $     75,043   $          0
Accounts receivable, net                             608,272        491,418
Prepaid expenses                                      16,200              0
---------------------------------------------------------------------------

                                                     699,515        491,418
Distillation unit, net (note 3)                      800,000      2,024,706
Property and equipment, net                        2,904,092      3,354,493
Patent and technology, net                            19,089         21,914
Deferred finance charges and deposits                168,542        226,320
---------------------------------------------------------------------------

                                                $  4,591,238   $  6,118,851
---------------------------------------------------------------------------
Liabilities

Current:
Bank overdraft                                  $          0   $      5,682
Accounts payable and accrued liabilities             998,064        849,960
Accrued oil and waste treatment costs                225,255        257,635
Current portion of long-term debt                    371,836        100,733
---------------------------------------------------------------------------

                                                   1,595,155      1,214,010
Long-Term Debt                                     3,282,288      3,670,339
---------------------------------------------------------------------------

                                                   4,877,443      4,884,349

Stockholders' Equity
Preferred stock, $0.001 par value;
10,000,000 shares authorized, 0 outstanding;
Common stock, $0.001 par value;
100,000,000 shares authorized,
9,914,889 and 6,066,318 shares issued
and outstanding at January 31, 2000
and April 30, 1999, respectively                       9,915          6,066

Additional paid-in capital                        24,804,621     24,053,905
Accumulated deficit                              (25,100,741)   (22,825,469)
---------------------------------------------------------------------------
                                                    (286,205)     1,234,502
---------------------------------------------------------------------------

                                                $  4,591,238   $  6,118,851
---------------------------------------------------------------------------

See notes to consolidated financial statements

RICH COAST, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED - PREPARED BY MANAGEMENT)
(UNITED STATES DOLLARS)


-----------------------------------------------------------------------------------
                                       Three Months              Nine Months
                                     Ended January 31,         Ended January 31,
                                    2000         1999         2000          1999
-----------------------------------------------------------------------------------
Sales                          $   776,674   $  565,188   $ 2,095,694   $ 1,705,216
-----------------------------------------------------------------------------------

Expenses:
Cost of sales                      340,418      415,779       944,309     1,043,700
Interest-beneficial
conversion feature                       0      109,457             0       764,764
Salaries and wages                 224,113      295,603       750,700       766,854
Interest                            68,905       86,449       205,494       279,753
Lawsuit Settlement                       0            0       150,000             0
Office and General                  21,969       40,395        53,380        96,053
Consulting and
financing fee                       55,091       17,589        90,504       181,817
Audit, accounting
and legal                           39,812       66,349       104,543       180,872
Travel                              17,597       10,111        50,536       101,648
Pipeline Staking fee                     0            0        16,905             0
Property Taxes                      37,203       20,105       132,880        81,205
Insurance                           19,111       22,059        47,929        70,722
Utilities                           32,017       33,454        78,131        71,123
Telephone and
facsimile                           10,960       20,494        30,967        49,221
Advertising and
shareholder relations                    0       26,281         1,538       123,428
Impairment loss
on equipment                     1,224,706            0     1,224,706             0
Impairment loss on building              0            0       169,739             0
Bad debts                             (180)           0         9,761             0
Depreciation                        95,789       82,619       308,944       220,084
-----------------------------------------------------------------------------------
                                 2,187,511    1,246,744     4,370,966     4,031,244
-----------------------------------------------------------------------------------
Loss Before
Other Items                     (1,410,837)    (681,556)   (2,275,272)   (2,326,028)
 Gain on fire                            0            0             0        89,343
Accrued oil and
 waste treatment cost
 reversal                                0            0             0       285,588
-----------------------------------------------------------------------------------
                                         0            0             0       374,931
-----------------------------------------------------------------------------------
Loss for Period                $(1,410,837)  $ (681,556)  $(2,275,272)  $(1,951,097)
===================================================================================
Loss Per Share                 $     (0.15)  $    (0.14)  $     (0.31)  $     (0.40)
===================================================================================
Weighted Average
Number of Shares
Outstanding                      9,144,780    4,960,062     7,273,248     4,848,094
===================================================================================

   See notes to consolidated financial statements

RICH COAST, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED - PREPARED BY MANAGEMENT)
(UNITED STATES DOLLARS)


------------------------------------------------------------------------
                                                        Nine Months
                                                     Ended January 31,
                                                    2000           1999
------------------------------------------------------------------------

Net Cash (used in)
Operating Activities                              $(423,819)  $ (700,575)

Investing Activities:
 Capital asset additions                            (25,456)    (748,468)
 Deferred finance charge                                  0     (207,568)
------------------------------------------------------------------------
                                                    (25,456)    (956,036)

Financing Activities:
 Decrease in bank overdraft                          (5,682)           0
 Collection subscriptions receivables                     0       25,000
 Issue of Capital stock for cash                    600,000      187,955
 Proceeds from convertible
 debenture                                                0    1,500,000
 Repayment of long-term debt                        (70,000)     (95,642)
------------------------------------------------------------------------
                                                    524,318    1,617,313
------------------------------------------------------------------------
Increase (Decrease) in Cash                          75,043      (39,298)
Cash,
Beginning of Period                                       0       53,043
------------------------------------------------------------------------
Cash, End of Period                               $  75,043   $   13,745
========================================================================

Supplemental disclosure of non cash investing and financing activities:

250,000 shares of common stock
issued upon settlement of lawsuit                 $  50,000
                                                  =========

298,571 shares of common stock
issued in exchange of principle &
interest due on convertible
debentures                                        $  59,565
                                                  =========
300,000 shares of common stock
issued for consulting services                    $  45,000
                                                  =========

47,499 shares of common stock
issued in exchange of accrued
interest                                                      $   58,024
                                                              ==========
1,040,299 shares of common stock
issued in exchange of principal due
on convertible debt                                           $  697,000
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

     (b)  Issued during the period:



     ---------------------------------------------------------------------
                                           NUMBER    PRICE PER
                                          OF SHARES   SHARE($)   AMOUNT
     ---------------------------------------------------------------------


     Nine months ended January 31, 1999
     Shares issued
      For cash - options                     229,626  $  0.83  $ 187,955
      Interest on notes                       47,499  $  1.22     58,024
      Settlement of debt (principal)       1,040,299  $  0.67    697,000
     -------------------------------------------------------------------
                                           1,317,424           $ 942,979
     ===================================================================
     Nine months ended January 31, 2000
     Shares issued
       Lawsuit settlement                    250,000  $  0.20  $  50,000
       Convertible Debenture                 298,571  $0.1995     59,565
       (principal and
       accrued interest)
       For cash                            3,000,000  $  0.20    600,000
       Consulting services                   300,000  $  0.15     45,000
     -------------------------------------------------------------------
                                           3,848,571           $ 754,565
     ===================================================================

3.   DISTILLATION UNIT

     During the current quarter ended January 31, 2000, Rich Coast Inc. recognized an impairment loss in the distillation unit of $1,224,706. The impairment loss results from a written appraisal completed in January 2000, which estimates the fair market value of the equipment at $800,000.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OPERATIONS

The following information should be read in conjunction with unaudited consolidated financial statements included herein which are prepared in accordance with generally accepted accounting principles ("GAAP") in the United States for interim financial information.

Results of Operation

Revenues increased $390,478 or 22.9% from $1,705,216 to $2,095,694 for the nine months ended January 31, 1999 and 2000, respectively. The revenue increase resulted from price increases, new customers and retention of a majority of the business that was diverted from City Environmental, a major competitor in Detroit, Michigan, when that company was temporarily shut down during the months of October, November and December 1999. City Environmental operations resumed in January 2000 without any significant impact on Rich Coast's business. Rich Coast retained about 75% of the diverted business through January, and expects this percentage to drop to 50% during the current quarter. Rich Coast's lower prices and the opportunity for Rich Coast to demonstrate its service capabilities should help retain this business. A loss of the entire amount of diverted business over six months would cause a revenue loss of 12%. Worst case scenario would be a revenue loss of 6%, or $68,400, over six months. Prices on the diverted business were kept competitive so impact on net income for the six months is estimated at less than $10,000. Net loss for this latest quarter ended January 31, 2000 was $1,410,837 compared to the previous quarterly net loss of $681,556. Included in the $1,410,837 loss was depreciation of $95,789, and an impairment loss on equipment of $1,224,706.

The Rich Coast owned equipment which was demonstrated last October at a Cattle slaughterhouse in Michigan, and proved effective in grease recovery, was temporarily shut down until plans to increase production and return rendering operations are implemented. This implementation is planned for mid 2000; however, more critical operating problems exist at another plant owned by the Company's customer because of excessive sludge accumulations that limit production, incurred due to excessive levels of both dissolved and suspended solids. Rich Coast engineers and equipment have been utilized to recognize the Company's customer's operations as top priority. The customer operations with the problems also promise to be more profitable for Rich Coast, so to minimize delays, engineering and process plans are being developed concurrently with development of a mutually beneficial contract. A five-year contract with this customer for its first installation was signed on April 10, 2000. That contract is expected to be the model for future contracts.

A successful demonstration at a pulp-paper plant in Michigan is expected to result in a contract; however, environmental issues are still being discussed with regulatory authorities and until they are resolved Rich Coast cannot develop a meaningful proposal for a production installation.

The sale of Rich Coast's Ford Road facility to De Monte Fabricators, Ltd. closed on August 11, 2000. Operations by Rich Coast at its Ford Road facility have been consolidated at Rich Coast's Wyoming Avenue terminal facility. Rich Coast recognized an impairment loss of $169,739 in its second quarter ended October 31, 1999 due to the asset value of the Ford Rd. property being higher than its $450,000 sales price. A positive cash flow of $300,000 is expected at sale closing.

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

During the nine months ended January 31, 2000, the Company recognized an impairment loss in the distillation unit of $1,224,706. The impairment loss is supported by a written appraisal completed in January 2000. The appraisal estimates a fair market value of $800,000.

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

Net loss for the nine months ended January 31, 2000 was $2,275,272 compared to a net loss of $1,951,097 for the nine months ended January 31, 1999, an increase of $224,175, or 11.5%. Net loss per share decreased $0.09, or 23%, from $0.40 per share for the nine month period ended January 31, 1999 to $0.31 per share for the same period in 2000. Loss per share was also impacted by an increase in the weighted average number of shares of 2,425,154.

Changes in Financial Condition

Rich Coast obtained $600,000 of equity financing during its third quarter ending January 31, 2000 through the sale of 3,000,000 shares of common stock for $.20 per share. Net losses for the nine months ended January 31, 2000 totaled $2,275,272 and included depreciation of $308,944 and total impairment losses of $1,394,445. The Company expects to continue increasing its revenues in future quarters as traditional business continues to improve and revenues are realized from anticipated contracts from installation of waste treatment systems at waste generator's sites. With cash of $75,043 as of January 31, 2000 plus an anticipated $300,000 of positive cash flow from the close of sale of the Ford Road property by May 9, 2000, future fund raising will only be necessary if the favorable outlook changed or if additional funds allow an economically attractive improvement in the Company's growth.

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

                           PART II-OTHER INFORMATION


ITEM 6         EXHIBITS

(a)       Exhibit 3(i)- Articles of Incorporation. 1
          Exhibit 3(ii)-Bylaws. 1
          Exhibit 27.1-Financial Data Schedule. Filed herewith.

(b)       No reports on Form 8-K were filed during the quarter ended 1/31/2000.
-------
1 Incorporated by reference from Registration Statement on Form S-3 and as amended on Form SB-2, File No. 333-63289.

                                  SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                            RICH COAST INC.

Date:  August 25, 2000             by: /s/ Robert W. Truxell
                                       -------------------------------
                                       Robert W. Truxell, Chairman

Date:  August 25, 2000             by: /s/ Michael M. Grujicich
                                       -------------------------------
                                       Michael M. Grujicich,
                                       Chief Financial and Accounting
                                       Officer