Form 10QSB
period 2000-07-31
RICH COAST INC
filed 2000-09-19
CIK 814186

                    U.S. SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                  FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JULY 31, 2000

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD OF _______ TO ________.

Commission File Number: 0-15859

                                Rich Coast Inc.
                                ---------------
                (Name of small business issuer in its charter)

                     Nevada                           91-1835978
                     ------                           ----------
         State or other jurisdiction of           (I.R.S. Employer
         incorporation or organization           Identification No.)

                 6011 Wyoming Avenue, Dearborn, Michigan 48126
                 ---------------------------------------------
                   (Address of principal executive offices)

                    Issuer's telephone number: 313-582-8866

                   10200 Ford Road, Dearborn, Michigan 48126
                   -----------------------------------------
             (Former name, former address and former fiscal year,
                         if changed since last report)


     Check whether the registrant (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes [x] No [_]

The number of shares outstanding of the issuer's classes of common equity, as of September 11, 2000 is 11,039,889 shares of Common Stock.

Transitional Small Business Disclosure Format (check one):  Yes[_]  No [X]

PART I.   FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS


                                RICH COAST INC.
                       Consolidated Financial Statements
                            July 31, 2000 and 1999
                                  (Unaudited)

INDEX                                                        PAGE
-----                                                        ----

Consolidated Financial Statements
     Consolidated Balance Sheet                               3
     Consolidated Statements of Operations                    4
     Consolidated Statements of Cash Flows                    5
     Notes to Consolidated Financial Statements               6

                                RICH COAST INC.
                          Consolidated Balance Sheet
                                 July 31, 2000
                                  (Unaudited)

Assets
------
Current assets:
     Cash and cash equivalents                                                      $      10,933
     Accounts receivable, net of allowance for uncollectible
         accounts of $14,000                                                              682,115
     Prepaid expenses                                                                      16,950
                                                                                    -------------
         Total current assets                                                             709,998

Property and equipment, net                                                             3,383,589
Patent and technology, net                                                                 17,205
Deferred finance charges and deposits                                                     110,511
                                                                                    -------------

                                                                                    $   4,221,303
                                                                                    =============
Liabilities and stockholders' deficit
-------------------------------------

Current liabilities:
     Current portion of long-term debt                                              $   3,596,571
     Accounts payable and accrued liabilities                                           1,163,915
     Accrued oil and waste treatment costs                                                422,109
     Accrued interest                                                                     255,345
                                                                                    -------------

         Total liabilities (all current)                                                5,437,940
                                                                                    -------------

Commitments and contingencies

Stockholders' deficit:
   Preferred stock, $0.001 par value; 10,000,000 shares authorized, no shares issued
   Common stock, $0.001 par value; 100,000,000 shares authorized,
     11,039,889 issued and outstanding at July 31, 2000                                    11,040
   Additional paid-in capital                                                          27,767,269
   Accumulated deficit                                                                (28,994,946)
                                                                                    -------------

                                                                                       (1,216,637)
                                                                                    -------------
                                                                                    $   4,221,303
                                                                                    =============

See notes to consolidated financial statements.

                                RICH COAST INC.
                     Consolidated Statements of Operations
                   Three Months Ended July 31, 2000 and 1999
                                  (Unaudited)

                                                  2000             1999
                                             -------------     -------------

Sales                                        $     797,146     $     603,649
                                             -------------     -------------

Operating expenses:
     Cost of sales                                 324,999           267,960
     General and administrative expenses           632,157           563,104
     Sales and marketing expenses                   43,133            35,895
     Lawsuit settlement expense                          0            50,000
                                             -------------     -------------

                                                 1,000,289           916,959
                                             -------------     -------------

Loss from operations                              (203,143)         (313,310)
                                             -------------     -------------

Other expense:
     Interest expense                               93,471            54,690
                                             -------------     -------------


Net loss                                     $    (296,614)    $    (368,000)
                                             =============     =============

Basic and diluted net loss
     per common share outstanding            $       (0.03)     $      (0.06)
                                             =============     =============

Weighted average number of common shares
     outstanding                                10,416,248         6,300,734
                                             =============     =============

See notes to consolidated financial statements.

                                RICH COAST INC.
                     Consolidated Statements of Cash Flows
                   Three Months Ended July 31, 2000 and 1999
                                  (Unaudited)

                                                                   2000                  1999
                                                              -------------         -------------
Net cash provided by (used in) operating activities           $     (84,467)        $      16,969
                                                              -------------         -------------

Net cash provided by (used in) investing activities:
     Capital expenditures                                           (97,484)              (14,649)
                                                              -------------         -------------

Net cash used in investing activities                               (97,484)              (14,649)
                                                              -------------         -------------

Net cash provided by (used in) financing activities:
     (Decrease) increase in bank overdraft                                0                (2,320)
     Issuance of common stock for cash                              225,000                     0
     Repayment of long-term debt                                    (50,000)                    0
                                                              -------------         -------------

Net cash provided by (used in) financing activities                 175,000                (2,320)
                                                              -------------         -------------

Increase (decrease) in cash and cash equivalents                     (6,951)                    0
Cash and cash equivalents, beginning                                 17,884                     0
                                                              -------------         -------------

Cash and cash equivalents, ending                             $      10,933         $           0
                                                              =============         =============
Supplemental disclosure of cash flows information
     Cash paid for interest                                   $      50,000         $      50,000
                                                              =============         =============

See notes to consolidated financial statements.

                                RICH COAST INC.
                  Notes to Consolidated Financial Statements
                   Three Months Ended July 31, 2000 and 1999
                                  (Unaudited)

1.   BASIS OF PRESENTATION

     These unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information. These financial statements are condensed and do not include all disclosures required for annual financial statements. The organization and business of the Company, accounting policies followed by the Company and other information are contained in the notes to the Company's audited consolidated financial statements filed as part of the Company's April 30, 2000 Form 10-KSB.

     In the opinion of the Company's management, these financial statements reflect all adjustments, including normal recurring adjustments, considered necessary to present fairly the Company's consolidated financial position at July 31, 2000 and the consolidated results of operations and the consolidated statement of cash flows for the three months ended July 31, 2000 and 1999.

2.   CAPITAL STOCK

     (a) Authorized 100,000,000 common shares of $0.001 par value and 10,000,000 preferred shares of $0.001 par value.

     (b)  Issued during the period:

                                          Number of        Price
                                             Shares    Per Share         Amount
                                             ------    ---------         ------

Three months ended July 31, 1999
Shares issued:
      Lawsuit settlement                    250,000        $0.20       $ 50,000
                                          ---------        -----       --------

                                            250,000                    $ 50,000
                                          =========                    ========

Three months ended July 31, 2000

Shares issued:
      For cash                            1,125,000        $0.20       $225,000
                                          ---------        -----       --------

                                          1,125,000                    $225,000
                                          =========                    ========

3.   SIGNIFICANT SALES CONCENTRATIONS

     The Company's customers are concentrated in the Great Lakes region, including Canada. During the three months ended July 31, 2000 and 1999, approximately 14.3% and 13.6%, respectively, of total sales arose in Canada.

4.   SUBSEQUENT EVENT

     In August 2000, the Company sold its Ford Road facility for $450,000, which produced a positive cash flow of $217,735 after payments of debt (includes land contract principal balance of $75,525) and other obligations. During the quarter ended October 31, 1999, the Company realized an impairment loss on the Ford Road facility of $169,739.

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS

     The following information should be read in conjunction with the unaudited consolidated financial statements included herein which are prepared in accordance with generally accepted accounting principles for interim financial information.

     Rich Coast's focus on implementing successful cattle slaughterhouse waste stream clean up and waste recovery systems continues. The Company's first production installation is expected to be completed by November 1, 2000 and trial runs have produced savings in excess of estimates incorporated in the Company's first contract which is for five years with a large cattle slaughterhouse company. Future installations at this company's other locations are now being planned for operation by year-end.

     As previously reported, Rich Coast is also pursuing a contract with a pulp-paper facility at which successful demonstrations have been made. Environmental issues that have delayed contract development are now resolved and contract negotiations are proceeding. Rich Coast management believes that the Company's unique aeration technology, its successful demonstrations and competitive pricing will result in a signed contract by December 31, 2000.

     The sale of Rich Coast's Ford Road facility closed on August 11, 2000. After payment of property taxes, legal fees, commissions, environmental costs and pay off of its land contract, Rich Coast realized positive cash of $217,735. On the date of closing, Rich Coast's headquarters and all of its operations were transferred to its nineteen-acre terminal location at 6011 Wyoming Avenue, Dearborn, Michigan 48126.

     Consolidation of all operations at 6011 Wyoming Avenue required renovation of an existing headquarters building at the Wyoming Avenue site. The cost of the renovation approximated $22,000. More significantly, replication and expansion of sludge handling facilities abandoned at the Ford Road site were required. This requirement was met by installation of two larger and more efficient sludge disposal pits costing $96,400 (of which approximately $20,900 was completed prior to April 30, 2000 and approximately $75,500 was completed during the quarter ended July 31, 2000). These commitments represent the only major capital expenditures made by Rich Coast during its first quarter.

     The Company and its debenture holders entered into a standstill agreement whereby the debenture holders have agreed not to take any action with respect to exercising their conversion rights or declaring the debentures to be in default through November 2000. The standstill agreement required the Company, among other actions, to make payments on the debentures of $50,000 in June 2000 (completed), $25,000 in August 2000 (completed) and $25,000 in September 2000; timely registration of shares underlying the possible conversion of the debentures; and the Company completing the next phase of equity funding under its financing agreement as disclosed in the April 30, 2000 Form 10-KSB.

Results of Operation
--------------------

     Sales increased $193,497, or 32.1%, from $603,649 during the three months ended July 31, 1999 to $797,146 during the three months ended July 31, 2000. This increase is a result of retaining the Company's existing customer base in conjunction with adding new business through the efforts of two recently hired sales people.

     Cost of sales increased $57,039, or 21.3%, from $267,960 during the three months ended July 31, 1999 to $324,999 during the three months ended July 31, 2000. This increase directly relates to the increase in sales. Furthermore, cost of sales as a percentage of sales decreased 8.1%, from 44.4% during the three months ended July 31, 1999 to 40.8% during the three months ended July 31, 2000. This decrease is partly due to lower landfill costs.

     General and administrative expenses increased $69,053, or 12.3%, from $563,104 during the three months ended July 31, 1999 to $632,157 during the three months ended July 31, 2000. This increase is partly due to higher payroll and payroll related expenses.

     Sales and marketing expenses increased $7,238, or 20.2%, from $35,895 during the three months ended July 31, 1999 to $43,133 during the three months ended July 31, 2000. This increase is mostly due to higher travel, meal and entertainment expenses.

     During the three months ended July 31, 1999, the Company incurred $50,000 of lawsuit settlement expense involving Comer Holdings, Ltd.

     Interest expense increased $38,781, or 70.9%, from $54,690 during the three months ended July 31, 1999 to $93,471 during the three months ended July 31, 2000. The increase was primarily due to higher interest rates and debt finance costs.

     Net loss decreased $71,386, or 19.4%, from $368,000 during the three months ended July 31, 1999 to $296,614 during the three months ended July 31, 2000. Net loss per common share decreased $0.03, or 50%, from $0.06 per share during the three months ended July 31, 1999 to $0.03 per share during the three months ended July 31, 2000. Net loss per common share was impacted by an increase in the weighted average number of common shares of 4,115,514.

Liquidity and Capital Resources
-------------------------------

     The Company's financial statements for the three months ended July 31, 2000 have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. For the three months ended July 31, 2000, the Company reported a net loss of $296,614 and has a stockholders' deficit of $1,216,637. At July 31, 2000, a significant portion of the Company's debt is currently due and the Company has a working capital deficit of $4,727,942. The Company has also experienced difficulty and uncertainty in meeting its liquidity needs. The Independent Auditors' Report on the Company's financial statements as of and for the year ended April 30, 2000 included a "going concern" explanatory paragraph which means that the Auditors expressed substantial doubt about the Company's ability to continue as a going concern. Management's plans to address these concerns include:

     (a)  Waste processing at customers' sites

     Management has developed plans to consider shifting from processing waste treatment at the Company's facilities to processing waste directly at customer sites, which management believes may result in increased profit margins. The Company has entered into a contract with a slaughterhouse to implement customer site waste treatment during the fall of 2000.

     Upon evaluation of this initial contract, management will determine the extent to which the Company will pursue customer site waste treatment versus using its current facilities.

     (b)  Sale of Ford Road facility and consolidation of operating sites

     The Company sold its Ford Road facility for $450,000 in August 2000, which produced a positive cash flow of $217,735 after payment of a $75,525 land contract and certain other obligations. The Company intends to use the proceeds for other working capital purposes. Management consolidated its waste processing operations at its Wyoming Terminal facility and expects to gain cost efficiencies and savings through this process.

     (c)  Financing agreement

     The Company has a signed agreement with an investment banker that will provide up to $2,000,000 of either equity or debt financing upon the Company meeting certain operating conditions, some of which pertain to the results of the Company's initial customer site waste processing. Through July 31, 2000, $825,000 ($225,000 during the quarter ended July 31, 2000) of equity financing has been provided in exchange for the issuance of 4,125,000 shares of common stock (1,125,000 shares during the quarter ended July 31, 2000). An additional $175,000 has been scheduled for delivery during 2000.

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

     Prospects for Rich Coast's fiscal year beginning May 1, 2000 are significantly better than at any previous time in the Company's history because of its emphasis on more profitable off-site installations of proprietary Rich Coast systems, its first long-term contract with a cattle slaughterhouse company, and reduced overhead resulting from the sale of its Ford Road facility.

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

     While Rich Coast concentrates on growing its off-site business the Company will continue to improve its waste treatment business at its Dearborn, Michigan facility. The revenue growth rate of 28.2% for the fiscal year ended April 30, 2000 is a growth rate expected to be exceeded as a result of: (i) on-site operations being consolidated at the Company's Wyoming Avenue terminal in Dearborn, Michigan in July 2000; and (ii) operations at cattle slaughterhouse facilities.

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

     During the three months ended July 31, 2000, net cash used in operating activities was approximately $84,000. Net cash provided by operating activities during the three months ended July 31, 1999 was approximately $17,000. Net cash used in operating activities during the three months ended July 31, 2000 includes the net loss for the three months of approximately $297,000 reduced by non-cash expenses and a net change in operating assets and liabilities of approximately $213,000. Net cash provided by operating activities during the three months ended July 31, 1999 includes the net loss for the three months of $368,000 reduced by non-cash expenses and net changes in operating assets and liabilities of approximately $385,000.

     Cash flows used in investing activities was approximately $97,000 during the three months ended July 31, 2000 compared to $15,000 during the three months ended July 31, 1999. During the three months ended July 31, 2000, the Company spent $97,484 on capital expenditures. There were no outstanding commitments for capital expenditures at July 31, 2000.

     Cash flows provided by financing activities was approximately $175,000 during the three months ended July 31, 2000 compared to cash flows used in financing activities of $2,000 during the three months ended July 31, 1999. During 1999, the Company had a bank overdraft. During 2000, the Company sold 1,125,000 shares of common stock exchange for cash of $225,000 and repaid approximately $50,000 of long-term debt.

Changes in Financial Condition
------------------------------

     Rich Coast obtained $225,000 of equity financing during the first quarter ended July 31, 2000 through the sale of 1,125,000 shares of common stock at $0.20 per share. Net losses for the three months ended July 31, 2000 totaled $296,614. The Company expects to continue increasing its revenues in future quarters as traditional business continues to improve and revenues are realized from anticipated contracts from the installation of waste treatment systems at waste generator's sites. With cash of $10,933 as of July 31, 2000 plus $217,735 of positive cash flow from the close of sale of the Ford Road property in August 2000, future fund raising will only be necessary if the favorable outlook changed or if additional funds allow an economically attractive improvement in the Company's growth.

PART II.  OTHER INFORMATION

ITEM 2.   CHANGES IN SECURITIES

     (a) Rich Coast, Inc. completed a private placement on June 20, 2000 for aggregate gross proceeds of $225,000 to AnimaSGRpa/Rubrica Anima Fondo Trading, an entity based in Milano, Italy and an accredited investor, in a transaction exempt under Regulation S and Rule 506 of Regulation D of the Securities Act of 1933. AnimaSGRpa received 1,125,000 shares of the Company's common stock at $0.20 per share. No commissions were paid on the transaction.

Forward-Looking Statements
--------------------------

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

ITEM 6.   EXHIBITS

(a)  Exhibit 3.1    Articles of Incorporation. /(1)/
     Exhibit 3.2    Bylaws. /(1)/
     Exhibit 27.1   Financial Data Schedule. Filed herewith.

     _____________
     (1) Incorporated by reference from Registration Statement on Form S-3 and as amended on Form SB-2, File No. 333-63289.

(b)  No reports on Form 8-K were filed during the quarter ended 7/31/2000.

                                  SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                           RICH COAST INC.

Date: September 19, 2000                   By: /s/ James P. Fagan
                                                ------------------------------
                                                James P. Fagan, President and
                                                Chief Executive Officer

Date: September 19, 2000                   By: /s/ Michael M. Grujicich
                                                ------------------------------
                                                Michael M. Grujicich, Chief
                                                Financial and Accounting
                                                Officer