Form 10QSB
period 2000-10-31
RICH COAST INC
filed 2000-12-20
CIK 814186

                    U.S. SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                  FORM 10-QSB


(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED OCTOBER 31, 2000

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD OF _______ TO ________.

Commission File Number: 0-15859



                                Rich Coast Inc.
                                ---------------
                (Name of small business issuer in its charter)


       Nevada                                         91-1835978
       -----------------------                        --------------
       State or other jurisdiction of                 (I.R.S. Employer
       incorporation or organization                 Identification No.)


                6011 Wyoming Avenue, Dearborn, Michigan  48126
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

The number of shares outstanding of the issuer's classes of common equity, as of December 19, 2000 is 11,939,889 shares of Common Stock.

Transitional Small Business Disclosure Format (check one):  Yes [_]   No [X]

                        PART I.   FINANCIAL INFORMATION

Item 1.   Financial Statements



                                RICH COAST INC.
                       Consolidated Financial Statements
                           October 31, 2000 and 1999
                                  (Unaudited)


INDEX                                                                       PAGE
-----                                                                       ----
Consolidated Financial Statements
  Consolidated Balance Sheet                                                 3
  Consolidated Statements of Operations                                      4
  Consolidated Statements of Cash Flows                                      5
  Notes to Consolidated Financial Statements                                6-8

                                RICH COAST INC.
                       Consolidated Financial Statements
                               October 31, 2000
                                  (Unaudited)


Assets
------

Current assets:
   Cash and cash equivalents                                           $      4,653
   Accounts receivable, net of allowance for uncollectible
       accounts of $19,655                                                  738,858
   Prepaid expenses                                                          16,950
                                                                       ------------
        Total current assets                                                760,461

Property and equipment, net                                               2,227,469
Patent and technology, net                                                   16,263
Deferred finance charges and deposits                                        97,701
                                                                       ------------

                                                                       $  3,101,894
                                                                       ============

Liabilities and stockholders' deficit
-------------------------------------

Current liabilities:
   Current portion of long-term debt                                   $  3,456,046
   Accounts payable and accrued liabilities                               1,214,786
   Accrued oil and waste treatment costs                                    409,204
   Accrued interest                                                       1,483,686
                                                                       ------------

        Total liabilities (all current)                                   6,563,722
                                                                       ------------

Commitments and contingencies

Stockholders' deficit:
 Preferred stock, $0.001 par value; 10,000,000 shares authorized, no shares issued
 Common stock, $0.001 par value; 100,000,000 shares authorized,
  11,939,889 issued and outstanding at October 31, 2000                      11,940
 Additional paid-in capital                                              27,906,949
 Accumulated deficit                                                    (31,380,717)
                                                                       ------------

                                                                         (3,461,828)
                                                                       ------------

                                                                       $  3,101,894
                                                                       ============

See notes to consolidated financial statements.

                                RICH COAST INC.
                     Consolidated Statements of Operations
             Three and Six Months Ended October 31, 2000 and 1999
                                  (Unaudited)



                                          Three Months        Ended October 31         Six Months      Ended October 31
                                              2000                  1999                  2000               1999
Sales                                     $   847,899               $  715,371        $ 1,645,045            $1,319,020
                                          -----------               ----------        -----------            ----------

Operating expenses:
Cost of sales                                 340,731                  335,931            665,730               603,891
General and administrative expenses           530,080                  491,780          1,162,237             1,054,884
Sales and marketing expenses                   44,652                   32,457             87,785                68,352
Impairment of property                              0                  169,739                  0               169,739
Loss on sale of property                       74,558                        0             74,558                     0
Lawsuit settlement expense                          0                  100,000                  0               150,000
                                          -----------               ----------        -----------            ----------

                                              990,021                1,129,907          1,990,310             2,046,866
                                          -----------               ----------        -----------            ----------

Loss from operations                          142,122                  414,536            345,265               727,846
                                          -----------               ----------        -----------            ----------

Other expense:
Interest expense                            1,443,649                   81,899          1,537,120               136,589
                                          -----------               ----------        -----------            ----------

Net loss                                    1,585,771               $  496,435        $ 1,882,385            $  864,435
                                          ===========               ==========        ===========            ==========

Basic and diluted net loss
Per common share outstanding              $      0.14               $     0.08        $      0.17            $     0.14
                                          ===========               ==========        ===========            ==========

Weighted average number of
common shares outstanding                  11,167,063                6,442,886         10,791,655             6,337,482
                                          ===========               ==========        ===========            ==========

See notes to consolidated financial statements.

                                RICH COAST INC.
                     Consolidated Statements of Cash Flows
                  Six Months Ended October 31, 2000 and 1999
                                  (Unaudited)


                                                              2000       1999
                                                           ---------   --------

Net cash provided by operating activities                  $   6,072   $ 56,876
                                                           ---------   --------

Net cash provided by (used in) investing activities:
  Proceeds from sale of property                             219,236          0
  Capital expenditures                                      (273,014)   (22,656)
                                                           ---------   --------

Net cash used in investing activities                        (53,778)   (22,656)
                                                           ---------   --------

Net cash provided by (used in) financing activities:
  (Decrease) increase in bank overdraft                            0     (5,682)
  Issuance of common stock for cash                          225,000          0
  Repayment of long-term debt                               (190,525)         0
                                                           ---------   --------

Net cash provided by (used in) financing activities           34,475     (5,682)
                                                           ---------   --------

Increase (decrease) in cash and cash equivalents             (13,231)    28,538
Cash and cash equivalents, beginning                          17,884          0
                                                           ---------   --------

Cash and cash equivalents, ending                          $   4,653   $ 28,538
                                                           =========   ========


See notes to consolidated financial statements.

                                RICH COAST INC.
                  Notes to Consolidated Financial Statements
                  Six Months Ended October 31, 2000 and 1999
                                  (Unaudited)


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

     In the opinion of the Company's management, these financial statements reflect all adjustments, including normal recurring adjustments, considered necessary to present fairly the Company's consolidated financial position at October 31, 2000 and the consolidated results of operations for the three and six months ended October 31, 2000 and 1999 and the consolidated statements of cash flows for the six months ended October 31, 2000 and 1999.

2.   CAPITAL STOCK

     (a) Authorized 100,000,000 common shares of $0.001 par value and 10,000,000 preferred shares of $0.001 par value.

     (b)   Issued during the period:

                                                         Number of          Price
                                                            Shares      Per Share         Amount
                                                         ---------      ---------         ------
  Six months ended October 31, 1999
  Shares issued:
     Lawsuit settlement                                    250,000        $  0.20        $ 50,000
     Convertible debenture (principal and
     Accrued interest)                                     298,571        $0.1995        $ 59,565
                                                         ---------                       --------
                                                           548,571                       $109,565
                                                         =========                       ========

  Six months ended October 31, 2000

  Shares issued:
     For cash                                            1,125,000        $  0.20        $225,000
     In exchange for renegotiated
     payment terms on senior secured note                  900,000        $0.1562        $140,580
                                                         ---------                       --------
                                                         2,025,000                       $365,580
                                                         =========                       ========

                                RICH COAST INC.
                  Notes to Consolidated Financial Statements
                  Six Months Ended October 31, 2000 and 1999
                                  (Unaudited)


3.   SIGNIFICANT SALES CONCENTRATIONS

     The Company's customers are concentrated in the Great Lakes region, including Canada. During the six months ended October 31, 2000 and 1999, approximately 18.2% and 14.4%, respectively, of total sales arose in Canada.

4    RESTATEMENT OF FINANCIAL STATEMENTS

     In 1993, the Company purchased a distillation unit for use in the clarification of sulfur. When the price of sulfur dropped in late 1993, the Company believed that the distillation unit provided an opportunity to enter the business of removing contaminants from polluted soil, such as oily sludge. From 1993 through 1999, the Company investigated several uses for the unit, none of which proved economically feasible. No depreciation had been taken on the unit, as it had never been placed in service, and at May 1, 1999 its carrying value was $2,024,706. In its previously issued financial statements for the year ended April 30, 2000, the Company recorded $1,224,706 of impairment losses related to the unit.

     Based on the history of the asset and how it was used, the Company has determined that the cost of the asset should have been recorded as research and development costs in accordance with SFAS No. 2 as early as 1993. Accordingly, the financial statements have been restated to correct this error, resulting in an increase in the accumulated deficit of $800,000 as of July 31, 2000. The restatement did not effect net loss or basic and diluted net loss per common share outstanding for the six months ended October 31, 2000 and 1999.

5.   8% CONVERTIBLE DEBENTURES

     At October 31, 2000, the Company had outstanding $1,275,500 of 8% convertible debentures, secured by property and equipment and other assets. The debentures, penalties and accrued interest may be converted at the option of the holder at any time into common stock at a price per share equal to the lesser of the closing bid price of the shares at the date of issuance of the debentures or 75% of the five day average closing bid price for the five trading days immediately preceding the conversion date. The debentures were originally due in June 2003; however, during the fiscal year ended April 30, 1999, the Company was not in compliance with certain covenants of the debentures. The Company and the holders of the debentures entered into a standstill agreement whereby the debenture holders agreed not to take any action with respect to exercising their conversion rights or declaring the debentures to be in default through November 2000. In return, the standstill agreement required the Company, among other actions, to make payments on the debentures of $50,000 in June 2000 and $25,000 each in August and September 2000; effect a timely registration of the shares underlying the possible conversion of the debentures, and to complete $2,000,000 of funding. If the Company were to meet all of the required conditions of the standstill agreement, neither penalties nor penalty interest would be due on the debentures. During 1999 and 2000, the Company made the debenture payments

                                RICH COAST INC.
                  Notes to Consolidated Financial Statements
                  Six Months Ended October 31, 2000 and 1999
                                  (Unaudited)


required by the standstill agreement, began the process of registration of the shares underlying the possible conversion of the debentures and entered into an agreement with an investment banker to provide up to $2,000,000 of either equity or debt financing. During the year ended April 30, 2000, $600,000 of equity financing was provided in exchange for the issuance of 3,000,000 shares of common stock. An additional $225,000 was received in June 2000 in exchange for the issuance of 1,125,000 shares of common stock. However, during the quarter ended October 31, 2000, management determined that it was no longer probable that the Company would be able to complete the remaining funding under its agreement with the investment banker by November 2000. Therefore, the standstill agreement expired in November 2000.

     As a result of the foregoing, penalties and interest of $1,214,350 became due on November 1, 2000 and are charged to interest expense during the three months ended October 31, 2000. Penalties of 2% per month on the outstanding principal balance will continue to accrue and penalty interest on the debentures will remain at 20% until such time as the shares underlying the possible conversion are registered. Management is currently negotiating with the debenture holders concerning possible modifications of the penalties and increased interest. Management has also continued negotiations with the investment bankers and they have agreed to provide an additional $175,000 of funds to the Company in December 2000, in exchange for the issuance of 1,944,444 shares of common stock.

6    SHARE ISSUANCE

     During the quarter ended October 31, 2000, the Company issued 900,000 shares of common stock to the holder of the Company's $2,000,000 10% senior secured note. The shares were issued in exchange for the holders of the note agreeing to the modification of the note's repayment terms and in exchange for the warrants to purchase 900,000 shares of common stock issued to the note holder at the time of the note's issuance.

     The shares were valued at $0.1562, which was the market price per share on the date of the agreement. The resulting $140,580 of expense has been charged to interest during the quarter ended October 31, 2000.

Item 2.   Management's Discussion and Analysis

     The following information should be read in conjunction with the unaudited consolidated financial statements included herein which are prepared in accordance with generally accepted accounting principles for interim financial information.

     Rich Coast's focus on implementing successful cattle slaughterhouse waste stream clean up and waste recovery systems continues. The Company's first production installation was completed in December 2000 and trial runs have produced savings in excess of estimates incorporated in the Company's first contract which is for five years with a large cattle slaughterhouse company. Full scale production operation will commence January 2, 2001. Contracts for two additional customer sites are being negotiated.

     Rich Coast has also received a contract from a pulp-paper facility at which successful demonstrations have been made. Environmental issues that have delayed contract development are now resolved. Installation completion is scheduled for May 2001.

     The sale of Rich Coast's Ford Road facility closed on August 11, 2000. After payment of property taxes, legal fees, commissions, environmental costs and pay off of its land contract, Rich Coast realized positive cash of $219,236. On the date of closing, Rich Coast's headquarters and all of its operations were transferred to its nineteen-acre terminal location at 6011 Wyoming Avenue, Dearborn, Michigan 48126.

     Consolidation of all operations at 6011 Wyoming Avenue required renovation of an existing headquarters building at the Wyoming Avenue site. The cost of the renovation during the six months ended October 31, 2000 was approximately $36,000. More significantly, replication and expansion of sludge handling facilities abandoned at the Ford Road site were required. This requirement was met by installation of two larger and more efficient sludge disposal pits costing $96,400. A pre-fabricated building to house the pits was purchased for $78,974 in September 2000 and is scheduled for erection in the spring of 2001. These events represent the only major capital expenditures made by Rich Coast during the six months ended October 31, 2000.

     The Company and the holders of its 8% convertible debentures (the "8% Debentures") entered into a standstill agreement whereby the debenture holders have agreed not to take any action with respect to exercising their conversion rights or declaring the debentures to be in default through November 2000. In return, the standstill agreement required the Company, among other actions, to make payments on the debentures of $50,000 in June 2000 and $25,000 each in August and September 2000; effect a timely registration of the shares underlying the possible conversion of the debentures, and to complete $2,000,000 of funding. If the Company were to meet all of the required conditions of the standstill agreement, neither penalties nor penalty interest would be due on the debentures. During 1999 and 2000, the Company made the debenture payments required by the standstill agreement, began the process of registration of the shares underlying the possible conversion of the debentures and entered into an agreement with an investment banker to provide up to $2,000,000 of either equity or debt financing. During the year ended April 30, 2000, $600,000 of equity financing was provided in exchange for the issuance of 3,000,000 shares of common stock. An additional $225,000 was received in June

2000 in exchange for the issuance of 1,125,000 shares of common stock. However, during the quarter ended October 31, 2000, management determined that it was no longer probable that the Company would be able to complete the remaining funding under its agreement with the investment banker by November 2000. Therefore, the standstill agreement expired in November 2000.

    On December 15, 2000 the 8% Debentures were sold to an investor who is friendly to management. In order to facilitate the sale, the Company agreed to issue warrants to purchase 150,000 shares of its common stock, exercisable at $0.50 per share for five years. The debt evidenced by the 8% Debentures has rapidly increased in conversion value due to accrued interest and penalties. Outstanding principal is now $1,275,500, plus penalties and interest through October 31, 2000 of $1,483,686, for total conversion value of $2,759,186. The Company and the new holder of the 8% Debentures are negotiating an Amendment to the Debentures, which the Company believes will be signed before the end of December. Under the Amendment the new holder waives the right to declare the Company in default under the 8% Debentures until December 31, 2001. The Amendment also removes the 4.9% limit on the number of shares the Debenture holder can own, thereby allowing the Debenture holder to convert into and hold a controlling interest in the Company.

Results of Operation
--------------------

     Sales increased $326,025, or 24.7%, from $1,319,020 during the six months ended October 31, 1999 to $1,645,045 during the six months ended October 31, 2000. This increase is a result of retaining the Company's existing customer base in conjunction with adding new business through the efforts of two sales people.

     Cost of sales increased $61,839, or 10.2%, from $603,891 during the six months ended October 31, 1999 to $665,730 during the six months ended October 31, 2000. This increase directly relates to the increase in sales. Furthermore, cost of sales as a percentage of sales decreased 11.6%, from 45.8% during the six months ended October 31, 1999 to 40.5% during the six months ended October 31, 2000. This decrease is partly due to lower landfill costs.

     General and administrative expenses increased $107,353, or 10.2%, from $1,054,884 during the six months ended October 31, 1999 to $1,162,237 during the six months ended October 31, 2000. This increase is partly due to higher payroll and payroll related expenses.

     Sales and marketing expenses increased $19,433, or 28.4%, from $68,352 during the six months ended October 31, 1999 to $87,785 during the six months ended October 31, 2000. This increase is mostly due to higher travel, meal and entertainment expenses.

     During the six months ended October 31, 1999, the Company recorded $169,739 of impairment of property related to the expected sale of the Ford Road Facility.

     During the six months ended October 31, 2000, the Company recorded $74,558 of loss on sale of property related to the completed sale of the Ford Road Facility.

     During the six months ended October 31, 1999, the Company incurred $150,000 of lawsuit settlement expense involving Comer Holdings, Ltd. and Mobil Oil Corporation.

     Interest expense increased $1,400,531, or 1025.4%, from $136,589 during the six months ended October 31, 1999 to $1,537,120 during the six months ended October 31, 2000. The increase was primarily due to default interest and penalties in the amount of $1,214,350 accruing on the 8% Debentures.

     Net loss increased $1,017,950, or 117.8%, from $864,435 during the six months ended October 31, 1999 to $1,882,385 during the six months ended October 31, 2000. Net loss per common share increased $0.03, or 21.4%, from $0.14 per share during the six months ended October 31, 1999 to $0.17 per share during the six months ended October 31, 2000. Net loss per common share was impacted by an increase in the weighted average number of common shares of 4,454,173.

Liquidity and Capital Resources
-------------------------------

     The Company's financial statements for the six months ended October 31, 2000 have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. For the six months ended October 31, 2000, the Company reported a net loss of $1,882,385 and has a stockholders' deficit of $3,461,828. At October 31, 2000, a significant portion of the Company's debt is currently due and the Company has a working capital deficit of $5,803,261. The Company has also experienced difficulty and uncertainty in meeting its liquidity needs. The Independent Auditors' Report on the Company's financial statements as of and for the year ended April 30, 2000 included a "going concern" explanatory paragraph which means that the Auditors expressed substantial doubt about the Company's ability to continue as a going concern. Management's plans to address these concerns include:

     (a)  Waste processing at customers' sites

     Management has developed plans to supplement processing waste treatment at the Company's Dearborn facilities by processing waste directly at customer sites, which management believes may result in increased profit margins. The Company will commence production operation at one customer site in January 2001 and has entered into a contract for another customer site. Two additional contracts are being negotiated.

     (b)  Sale of Ford Road facility and consolidation of operating sites

     The Company sold its Ford Road facility for $450,000 in August 2000, which produced a positive cash flow of $219,236 after payment of a $75,525 land contract and certain other obligations. Management consolidated its waste processing operations at its Wyoming Terminal facility and is already experiencing cost efficiencies and savings due to this consolidation.

     (c)  Financing negotiations

     Through October 31, 2000, $825,000 ($225,000 during the six months ended October 31, 2000) of equity financing has been provided in exchange for the issuance of 4,125,000 shares of common stock (1,125,000 shares during the six months ended October 31, 2000). An additional $175,000 has been scheduled for delivery in December 2000.

     (d)  Other plans

     In September 2000, the Company renegotiated payment terms on the senior secured note for monthly interest plus $5,000 principal payments to be made until May 10, 2001, then equal monthly installments of principal and interest from May 10, 2001 until repayment of all principal. In December 2000 the 8% Debentures were sold and the Company is negotiating an Amendment with the new holders which provides that the Company cannot be declared in default until 2002. Management is also evaluating the potential sale of other Company assets, including the Company's pipeline.

     The financial statements do not include any adjustments relating to the recoverability and classification of assets or the amounts and classification of liabilities that might be necessary should the Company be unsuccessful in implementing these plans, or otherwise unable to continue as a going concern.

     Prospects for Rich Coast's fiscal year beginning May 1, 2000 are significantly better than at any previous time in the Company's history because of its emphasis on more profitable off-site installations of proprietary Rich Coast systems, its existing and potential contracts for customer site installation and reduced overhead resulting from the sale of its Ford Road facility.

     Improved profitability from off-site operations should result from efficiencies realized by processing a consistent waste stream on a continuous basis, and by eliminating the transportation and associated loading and unloading costs when waste materials must be delivered to treatment and disposal sites. Also of major significance is Rich Coast's proprietary system for aeration and flocculation of waste streams, so that marketable products are recovered while cleaning up the waste stream sufficiently to meet environmental standards. This avoids costly waste stream disposal surcharges and, in some cases, promises to allow recycling of the waste water.

     While Rich Coast concentrates on growing its off-site business the Company will continue to improve its waste treatment business at its Dearborn, Michigan facility. The revenue growth rate of 28.2% for the fiscal year ended April 30, 2000 is a growth rate expected to be exceeded as a result of: (i) on-site operations being consolidated at the Company's Wyoming Avenue terminal in Dearborn, Michigan in July 2000; and (ii) installations at customer site.

     Improvements already implemented at the Wyoming Avenue terminal include new and more efficient dumping pits, which increase capacity. By the spring of 2001, these pits will be housed in a pre-fabricated steel structure, approximately 18,000 square feet in size, designed to accommodate supplemental pit waste processing equipment which will reduce costs and further increase capacity. However, additional equity financing will be required to take advantage of the

Company's proprietary systems. The Company has negotiated an additional equity investment of $175,000 which it expects to receive in late December 2000.

     During the six months ended October 31, 2000, net cash provided by operating activities was approximately $6,000. Net cash provided by operating activities during the six months ended October 31, 1999 was approximately $57,000. Net cash provided by operating activities during the six months ended October 31, 2000 includes the net loss for the six months of approximately $1,882,400 reduced by non-cash expenses and a net change in operating assets and liabilities of approximately $1,888,400. Net cash provided by operating activities during the six months ended October 31, 1999 includes the net loss for the six months of $864,000 reduced by non-cash expenses and net changes in operating assets and liabilities of approximately $921,000.

     Cash flows used in investing activities was approximately $54,000 during the six months ended October 31, 2000 compared to $23,000 during the six months ended October 31, 1999. During the six months ended October 31, 2000, the Company spent $273,014 on capital expenditures. There were no outstanding commitments for capital expenditures at October 31, 2000.

     Cash flows provided by financing activities was approximately $34,000 during the six months ended October 31, 2000 compared to cash flows used in financing activities of $6,000 during the six months ended October 31, 1999. During 1999, the Company had a bank overdraft. During 2000, the Company sold 1,125,000 shares of common stock exchange for cash of $225,000 and repaid approximately $191,000 of long-term debt.

Changes in Financial Condition
------------------------------

     Rich Coast obtained $225,000 of equity financing during the six months ended October 31, 2000 through the sale of 1,125,000 shares of common stock at $0.20 per share. Net losses for the six months ended October 31, 2000 totaled $1,882,385. The Company expects to continue increasing its revenues in future quarters as traditional business continues to improve and revenues are realized from anticipated contracts from the installation of waste treatment systems at customer sites.

                          PART II.  OTHER INFORMATION

Item 2(c).  Equity Securities Sold During the Quarter

     Rich Coast, Inc. issued 900,000 shares of common stock to the holders of the 10% senior secured note on October 18, 2000 in connection with the renegotiation of payment terms. No commissions were paid on the transaction. The shares were issued in reliance on Section 4(2) of the Securities Act of 1933.

Forward-Looking Statements
--------------------------

     Discussions and information in this document, which are not historical facts, should be considered forward-looking statements. With regard to forward-looking statements, including those regarding the potential revenues from the commercialization of Rich Coast proprietary systems, the expected installations at slaughterhouses, the expected increase in revenue, and the business prospects or any other aspect of Rich Coast, actual results and business performance may differ materially from that projected or estimated in such forward-looking statements. Rich Coast has attempted to identify in this document certain of the factors that it currently believes may cause actual future experience and results to differ from its current expectations.

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

(a)  Exhibit 3.1    Articles of Incorporation. /(1)/

     Exhibit 3.2    Bylaws. /(1)/

     Exhibit 27.1   Financial Data Schedule.  Filed herewith.

     ________________
     (1) Incorporated by reference from Registration Statement on Form S-3 and as amended on Form SB-2, File No. 333-63289.

(b)  No reports on Form 8-K were filed during the quarter ended 10/31/2000.

                                  SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                    RICH COAST INC.

Date:  December 20, 2000            By: /s/ James P. Fagan
                                       -------------------
                                        James P. Fagan, President and Chief
                                        Executive Officer


Date:  December 20, 2000            By: /s/ Michael M. Grujicich
                                       -------------------------
                                        Michael M. Grujicich, Chief Financial
                                        and Accounting Officer