Form 10QSB/A
period 2000-07-31
RICH COAST INC
filed 2001-02-02
CIK 814186

                    U.S. SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                              FORM 10-QSB/A No. 1


(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JULY 31, 2000

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD OF _______ TO ________.

Commission File Number: 0-15859


                                Rich Coast Inc.
                                ---------------
                (Name of small business issuer in its charter)


           Nevada                                   91-1835978
           --------------------------          ---------------
           State or other jurisdiction of     (I.R.S. Employer
           incorporation or organization    Identification No.)


                6011 Wyoming Avenue, Dearborn, Michigan  48126
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

The number of shares outstanding of the issuer's classes of common equity, as of January 5, 2001 is 11,939,889 shares of Common Stock.

Transitional Small Business Disclosure Format (check one): Yes[_] No [X]

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS


                                RICH COAST INC.
                       Consolidated Financial Statements
                            July 31, 2000 and 1999
                                  (Unaudited)



INDEX                                                                 PAGE
-----                                                                 ----

Consolidated Financial Statements
     Consolidated Balance Sheet                                        3
     Consolidated Statements of Operations                             4
     Consolidated Statements of Cash Flows                             5
     Notes to Consolidated Financial Statements                      6 - 7

                                RICH COAST INC.
                          Consolidated Balance Sheet
                                 July 31, 2000
                                  (Unaudited)
                             (Restated - Note 12)

Assets
------
Current assets:
    Cash and cash equivalents                                          $     10,933
    Accounts receivable, net of allowance for uncollectible
        accounts of $14,000                                                 682,115
    Prepaid expenses                                                         16,950
                                                                       ------------
         Total current assets                                               709,998

Property and equipment, net                                               2,583,589
Patent and technology, net                                                   17,205
Deferred finance charges and deposits                                       110,511
                                                                       ------------

                                                                       $  3,421,303
                                                                       ============

Liabilities and stockholders' deficit
-------------------------------------

Current liabilities:
    Current portion of long-term debt                                  $  3,596,571
    Accounts payable and accrued liabilities                              1,163,915
    Accrued oil and waste treatment costs                                   422,109
    Accrued interest                                                        255,345
                                                                       ------------

         Total liabilities (all current)                                  5,437,940
                                                                       ------------

Commitments and contingencies

Stockholders' deficit:
   Preferred stock, $0.001 par value; 10,000,000 shares authorized, no shares issued
   Common stock, $0.001 par value; 100,000,000 shares authorized,
    11,039,889 issued and outstanding at July 31, 2000                       11,040
   Additional paid-in capital                                            27,767,269
   Accumulated deficit                                                  (29,794,946)
                                                                       ------------

                                                                         (2,016,637)
                                                                       ------------

                                                                       $  3,421,303
                                                                       ============

See notes to consolidated financial statements.

                                RICH COAST INC.
                     Consolidated Statements of Operations
                   Three Months Ended July 31, 2000 and 1999
                                  (Unaudited)

                                                2000         1999
                                            -----------   ----------
Sales                                       $   797,146   $  603,649
                                            -----------   ----------

Operating expenses:
  Cost of sales                                 324,999      267,960
  General and administrative expenses           632,157      563,104
  Sales and marketing expenses                   43,133       35,895
  Lawsuit settlement expense                          0       50,000
                                            -----------   ----------

                                              1,000,289      916,959
                                            -----------   ----------

Loss from operations                           (203,143)    (313,310)
                                            -----------   ----------

Other expense:
  Interest expense                               93,471       54,690
                                            -----------   ----------


Net loss                                    $  (296,614)  $ (368,000)
                                            ===========   ==========

Basic and diluted net loss
  per common share outstanding              $     (0.03)  $    (0.06)
                                            ===========   ==========

Weighted average number of common shares
  outstanding                                10,416,248    6,300,734
                                            ===========   ==========



See notes to consolidated financial statements.

                                RICH COAST INC.
                     Consolidated Statements of Cash Flows
                   Three Months Ended July 31, 2000 and 1999
                                  (Unaudited)


                                                          2000        1999
                                                        -------     -------
Net cash provided by (used in) operating activities     $ (84,467)  $ 16,969
                                                        ---------   --------

Net cash provided by (used in) investing activities:
  Capital expenditures                                    (97,484)   (14,649)
                                                        ---------   --------

Net cash used in investing activities                     (97,484)   (14,649)
                                                        ---------   --------

Net cash provided by (used in) financing activities:
  (Decrease) increase in bank overdraft                         0     (2,320)
  Issuance of common stock for cash                       225,000          0
  Repayment of long-term debt                             (50,000)         0
                                                        ---------   --------

Net cash provided by (used in) financing activities       175,000     (2,320)
                                                        ---------   --------

Increase (decrease) in cash and cash equivalents           (6,951)         0
Cash and cash equivalents, beginning                       17,884          0
                                                        ---------   --------

Cash and cash equivalents, ending                       $  10,933   $      0
                                                        =========   ========
Supplemental disclosure of cash flows information
  Cash paid for interest                                $  50,000   $ 50,000
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

     (b)  Issued during the period:


                                        Number of            Price
                                          Shares           Per Share       Amount
                                        ---------         -----------     ---------
Three months ended July 31, 1999
Shares issued:
   Lawsuit settlement                     250,000             $0.20        $ 50,000
                                        ---------             -----        --------
                                          250,000                          $ 50,000
                                        =========                          ========
Three months ended July 31, 2000
Shares issued:
   For cash                             1,125,000             $0.20        $225,000
                                        ---------             -----        --------
                                        1,125,000                          $225,000
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


5.   RESTATEMENT OF FINANCIAL STATEMENTS

     In 1993 the Company purchased a distillation unit, with a cost of $2,024,706, for use in the clarification of sulfur. When the price of sulfur dropped in late 1993, the Company believed that the distillation unit provided an opportunity to enter in the business of removing contaminants from polluted soil, such as oily sludge. From 1993 through 1999, the Company investigated several uses for the unit, none of which proved economically feasible. No depreciation had been taken on the unit, as it had never been placed in service.

     Based on the history of the asset and how it was used, the Company has determined that the cost of the asset should have been recorded as research and development costs in accordance with SFAS No. 2 as early as 1993. Accordingly, the financial statements have been restated to correct this error, resulting in an increase in the accumulated deficit of $800,000 as of July 31, 2000. The restatement did not effect net loss or basic and diluted net loss per common share outstanding for the three months ended July 31, 2000 and 1999.

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

     On December 15, 2000 the 8% Debentures were sold to Trans National Holding, Ltd. ("TNH"). In order to facilitate the sale, the Company agreed to issue warrants to purchase 150,000 shares of its common stock, exercisable at $0.50 per share for five years. The debt evidenced by the 8% Debentures has rapidly increased in conversion value due to accrued interest and penalties. Outstanding principal is now $1,275,500, plus penalties and interest through October 31, 2000 of $1,483,686, for total conversion value of $2,759,186. The Company and TNH negotiated and signed an Amendment to the Debentures in December 2000. Under the Amendment TNH waives the right to declare the Company in default under the 8% Debentures until December 31, 2001. The Amendment also removes the 4.9% limit on the number of shares TNH can own, thereby allowing TNH to convert into and hold a controlling interest in the Company. On January 19, 2001 TNH filed a notice of conversion with the

Company for $1,000,000 principal amount of Debentures, but the 21,331,058 shares of common stock into which the principal was converted have not yet been issued by the Company.

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

Liquidity and Capital Resources
-------------------------------

     The Company's financial statements for the three months ended July 31, 2000 have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. For the three months ended July 31, 2000, the Company reported a net loss of $296,614 and has a stockholders' deficit of $2,016,637. At July 31, 2000, current liabilities included $3,596,571 of the Company's debt and the Company has a working capital deficit of $4,727,942.

     In September 2000 the Company entered into a modification agreement with the holder of the 10% Senior Note. The agreement provides for interest plus $5,000 principal payments per month until May 2001, and thereafter equal monthly payments of principal and interest over a four year period. The Agreement also provides for the issuance of 900,000 restricted shares to the Holder and its assigns under the loan modification agreement with Red Oak Capital Partners.

     In December 2000 the Company amended the Debentures to remove the 4.9% limit on ownership in the Company. In exchange, the Debenture holder agreed not to declare the Company in default under the Debentures during 2001. On January 19, 2001 TNH filed a notice of conversion with the Company for $1,000,000 principal amount of Debentures, but the 21,331,058 shares of Common Stock into which the principal was converted have not yet been issued by the Company. The Company currently is not in compliance with two covenants from the loan agreement covering the 10% Note. One covenant requires that the Company maintain a consolidated net worth of $1,000,000. As of July 31, 2000 the Company had a negative net worth of $(2,016,637). The second covenant under which the Company is not in compliance requires that the Company pay all taxes as they become due. The Company currently has a past due tax obligation for real and personal property taxes totaling approximately $150,000 and owed to Wayne County and/or the City of Dearborn, Michigan.

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

     (c)  Financing agreement


     The Company has a signed agreement with an investment banker that will provide up to $2,000,000 of either equity or debt financing to the Company. The investment banker has indicated that it will be easier to find investors if the Company meets certain operating conditions, some of which pertain to the results of the Company's initial customer site waste processing. Through July 31, 2000, $825,000 ($225,000 during the quarter ended July 31, 2000) of equity financing has been provided in exchange for the issuance of 4,125,000 shares of common stock (1,125,000 shares during the quarter ended July 31, 2000). An additional $175,000 is expected in early 2001.

     (d)  Other plans

     In September 2000, the Company renegotiated payment terms on the senior secured note for monthly interest plus $5,000 principal payments to be made until May 10, 2001, then equal monthly installments of principal and interest from May 10, 2001 until repayment of all principal. In December 2000 the 8% Debentures were sold to TNH and the Company signed an amendment to the 8% Debentures with TNH which provides that the Company cannot be declared in default until 2002. Management is also evaluating the potential sale of other Company assets, including the Company's pipeline.

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


                                    RICH COAST INC.


Date: January 31, 2001              By: /s/ James P. Fagan
                                        -------------------------------------
                                        James P. Fagan, President and Chief
                                        Executive Officer


Date: January 31, 2001              By: /s/ Michael M. Grujicich
                                        -------------------------------------
                                        Michael M. Grujicich, Chief Financial
                                        and Accounting Officer