Form 10KSB/A
period 2000-04-30
RICH COAST INC
filed 2001-02-05
CIK 814186

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                              FORM 10-KSB/A NO. 1

(Mark One)

[X] ANNUAL REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT 1934 FOR THE FISCAL YEAR ENDED APRIL 30, 2000

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD OF _____ TO _____.

Commission File Number:  0-15859



                                Rich Coast Inc.
                                ---------------
                (Name of small business issuer in its charter)


                Nevada                               91-1835978
     ------------------------------               ----------------
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

Check whether the Issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90
days.       Yes[X]      No[_]

Check here if there is no disclosure filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [_]

Issuer's revenues for its most recent fiscal year: $2,907,748

At January 18, 2001 there were 11,839,889 shares of the Registrant's $0.001 par value Common Stock ("Common Stock"), the only outstanding class of voting securities, outstanding. Based on the closing price of the Common Stock as reported by the Over-the-Counter Bulletin Board on January 18, 2001, the aggregate market value of Common Stock held by non-affiliates of the Registrant was approximately $376,561.

Transitional Small Business Disclosure Format (check one):    Yes [_]   No[X]

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

     On January 16,1996, the Company acquired a new plant and processing facility located in Dearborn, Michigan from Mobil Oil Corporation (the "Wyoming Terminal Facility"). This acquisition increased the Company's storage capacity by more than nine million gallons of tank capacity which allows the Company to pursue much larger contracts. The Company also acquired a 17-mile product pipeline from the facility to the Detroit River, which gives the Company access to the St. Lawrence Seaway and the Great Lakes Waterway System. At the time the pipeline was acquired, management expected to be able to use the waterway access to ship and receive products by water vessel and thereby increase the Company's customer base. The Company's original plan was to consider using the Pipeline for the transportation of waste or the transportation of treated waste. However, the Company has determined that it is currently more efficient to use conventional transportation methods for waste. Therefore, during late 1999, the Company began considering selling or otherwise disposing of the Pipeline. Management has had preliminary discussions with companies and individuals within the telecommunication industries and based on these discussions and analysis, management considers that the Pipeline has an alternative use as a right-of-way for telecommunication cable or similar use. To fund acquisition of both the terminal and pipeline, the Company completed a $2.0 million senior secured debt financing with a private investor. The five-year financing bears interest at 10%, may be prepaid at any time without penalty, and is secured by the Wyoming Terminal Facility. Purchase prices for the terminal and pipeline were $1,579,000 and $296,000 respectively.

     In June 1999, Thornton Donaldson and Geoffrey Hornby resigned as directors of the Company. In December 1999, Michael Fugler was appointed to the Board of Directors.

     Rich Coast operates a 250 gallon per minute waste stream separation system at the Wyoming Avenue terminal facility. This system separates liquid waste streams and pumpable waste streams containing a mixture of liquids and solids. This production system has also been used to demonstrate waste processing to prospective customers. Demonstrations have been highly successful in separation and recovery of wastes discharged by slaughterhouse operations and by the paper/pulp industry. On-customer-site installations have occurred for both industries. Rich Coast revised its business strategy in mid 1999 to concentrate on installation of proprietary Rich Coast waste treatment systems at slaughterhouse and pulp-paper company locations. A production installation has been completed and successfully tested at a cattle slaughterhouse. The production installation test proved that marketable grease could be efficiently recovered using Rich Coast's process equipment. A 100% treatment system is planned for installation in August, with full-scale operation commencing in September 2000. Resultant operating savings and recovered waste product revenues from the slaughterhouse operation will be shared with Rich Coast.

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

Research and Development
------------------------

     In the past two fiscal years the Company estimates it has not made any expenditures on Research and Development, but it has made investments in development of waste treatment processes. During the fiscal years ended April 30, 1999 and 2000 the Company expended approximately $92,000 and $87,000, respectively, for development of waste treatment processes. Development work related to separation of various liquid phases and light solids has been done on an air-sparged hydrocyclone system. Separation of phenols, fats, oils, greases and other impurities from water based waste streams has been developed and incorporated in a commercial-size installation at the Wyoming Avenue site.

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

Rich Coast Inc. Pipeline
------------------------

     The Company's right of way for its 17-mile pipeline was originally acquired in January 1996 with the intention of utilizing it as a means of transporting waste or treated waste. At the time of acquisition the pipeline was cleaned and inspected and found to be in compliance with all relevant regulations. The Company has expended funds in order to maintain this status. During the later part of the year ended April 30, 1999, the Company determined that conventional methods of transporting waste were more cost-effective and that it would be unlikely that the Company would utilize the pipeline to transport waste or treated waste in the near future. In making this decision, the Company considered that the pipeline might need approximately $150,000 of repair costs to ensure it can fully function as a waste pipeline. Therefore, the Company began considering alternative uses and the possible disposition of the pipeline. As one alternative, brokers dealing in "rights-of-way" for cable installations were contacted to explore the pipeline's right- of-way as a source of revenue. Through discussions with the brokers at the time of acquisition, management learned of the pipelines potential for use in the telecommunications industry. Since acquisition, the Company has maintained contact with the brokers and, while no immediate offers to lease the right-of-way have been received, the Company is encouraged that the 17 mile right-of-way has an increasing value. Increased value was encouraged due to (1) increase in demand for cable right-of-way as this area of Detroit is developed, and (2) the availability of the pipeline as a means of transport for waste would not be jeopardized by separate leasing of the right-of-way to cable companies. Furthermore, the Company is experiencing continuing and increasing interest by prospective purchasers of the Wyoming Terminal Facility. The pipeline is of great interest to some of these prospective purchasers. The opinion of management is that the pipeline, combined with the right-of-way for cable installations, has a fair value substantially in excess of its carrying amount.

Item 3.    Legal Proceedings

     On or about December 29, 1997 the Company was served with a complaint filed against it in U.S. District Court of Michigan by Mobil Oil Corporation. The Complaint alleged breach of contract by the Company in connection with a Terminalling Agreement dated May 18, 1995 relating to through-put fees at Mobil's Woodhaven, Michigan facility. The dispute under the Terminalling Agreement does not affect the Company's purchase of the Wyoming Avenue terminal facility, which occurred January 16, 1996, and should not be confused with the Mobil terminal. The terminalling agreement was terminated and the claim was settled on January 24, 2000 by a Rich Coast payment of $100,000 to the Mobil Oil Corporation.

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


OTC Market

             Calendar                   High Bid Price*         Low Bid Price*
             --------                   ---------------         --------------

2000         April 1 - June 30            $  0.40                 $  0.16
             January 1 - March 31            0.53                    0.125

1999         October 1 - December 31      $  0.32                 $  0.10
             July 1- September 30            0.33                    0.09
             April 1-June 30                 0.50                    0.21
             January 1-March 31              1.50                    0.37

1998         October 1-December 31           2.00                    0.62
             July 1-September 30             1.85                    0.50
             April 1-June 30                 4.12                    1.25
             January 1-March 31              4.12                    1.37
------------
*The closing bid price of the OTC Common Stock on July 19, 2000, was $.187/share.
Bid prices provided by "Yahoo.com Stock Quotes" via the Internet. Quotations reflect inter-dealers prices, without mark-up, markdown or commission and may not represent actual transactions.


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

Recent Sales of Unregistered Securities
---------------------------------------

     On May 31, 1999, the Company issued 250,000 shares of its common stock (with a market value of $50,000) to Comer Holdings as part of the settlement of a lawsuit. These shares were issued in reliance on Rule 506 and Section 4(2) of the Securities Act of 1933 (the "Act").

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

     In November and December 1999, the Company issued an aggregate of 2,550,000 shares to Frippoma S.A. for an aggregate investment of $510,000 (or $0.20 per share) in a private placement under Section 4(2), Rule 506 and Regulation S of the Act.

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

     As a result of acquiring the Wyoming Avenue terminal facility from Mobil Oil Corporation, and redomiciling of the Company from British Columbia, Canada to Delaware, U.S.A., the Company reorganized into the parent company, Rich Coast Inc. and four subsidiary corporations identified as:

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

Results of Operations
---------------------

     Revenues increased $640,296 or 28.2% from $2,267,452 to $2,907,748 for the twelve months ended April 30, 1999 and 2000, respectively. The revenue increase resulted from price increases, new customers and retention of a majority of the business that was diverted from City Environmental, a major competitor in Detroit, Michigan, when that company was temporarily shut down during the months of October, November and December 1999. City Environmental operations resumed in January 2000 without any significant impact on Rich Coast's business. Rich Coast retained about 75% of diverted business. Rich Coast's lower prices and the opportunity for Rich Coast to demonstrate its service capabilities have helped retain this business. Net loss for this latest fiscal year ended April 30, 2000 was $1,909,384 compared to the previous fiscal year loss of $2,572,496. Included in the $1,909,384 loss are depreciation and impairment losses of $729,968 which are non-cash events.

     Cost of sales decreased by $139,365, or 10%, from $1,378,367 to $1,239,002.
The decrease resulted from a reduction in landfill and transportation costs.

     General and administrative expense increased by $223,417, or 10%, from $2,188,888 to $2,412,305. The increase resulted primarily from increased property taxes of approximately $75,000, increased depreciation of approximately $82,000, a lost deposit relating to a renovation contract that was terminated of approximately $88,0000, increased repairs and maintenance, utilities and pipeline staking fees of approximately $42,000, and increased bad debt of approximately $22,000; offset by a decrease in legal and accounting fees of approximately $109,000.

     Sales and marketing decreased $256,962, or 57% from $450,059 during the fiscal year ended April 30, 1999 to $193,097 during the fiscal year ended April 30, 2000. This decrease was due to termination of contracts with new business developments.

     Rich Coast's asset values were thoroughly reviewed for its fiscal year ended April 30, 2000 in consideration of management's decision to focus on off-site customer locations for installations of recently developed proprietary processes. During the year ended April 30, 1999, the Company incurred $50,000 of expense related to the Comer lawsuit and a total impairment loss of $339,889 was recorded during the year. The impairment loss relates to the Company's Ford Road facility and ZPM equipment.

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

     Lawsuit settlement expense increased by $100,000, or 200%, from $50,000 to $150,000. The increase resulted from the settlements of law suits with Mobil Oil Corp., for a cash payment of $100,000, and with Comer Holdings for a cash payment of $50,000 and the issuance of 250,000 shares of common stock, with a market value of $50,000. During the fiscal year ended April 30, 1999, the Company accrued $50,000 of expense related to the Comer lawsuit.

     Interest expense, beneficial conversion feature, decreased by $764,666, or 100%, from $764,666 to $0. The beneficial conversion features related to the 10% convertible promissory notes (converted to common stock during the year ended April 30, 1999) and the 8% convertible debentures ($1,375,500 outstanding principal at April 30, 2000) were fully amortized to interest expense during the year ended April 30, 1999. Other interest expense increased $189,383 or 65% from $293,456 in 1999 to $482,839 in 2000. This increase was primarily due to the interest accrued on the 8% convertible debenture, which was not outstanding for the entire year ended April 30, 1999, and the increase from 8% to 12% on the Company's approximately $76,000 land contract payable.

     During the fiscal year ended April 30, 1999, the Company made various modifications to improve efficiencies in its waste treatment process. The Company recorded a change in its estimated accrued oil and waste treatment cost, resulting in a gain of $285,588.

     Net loss for the fiscal year ended April 30, 2000 was $1,909,384 compared to a net loss of $2,572,496 for the fiscal year ended April 30, 1999, a decrease of $663,112, or 26%. Loss per share decreased $0.25, or 51%, from $0.49 per share for the fiscal year ended April 30, 1999 to $0.24 per share for the same period in 2000. Loss per share was also impacted by an increase in the weighted average number of shares of 2,714,140.

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

Liquidity and Capital Resources
-------------------------------

     The Company's financial statements for the year ended April 30, 2000 have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. For the year ended April 30, 2000, the Company reported a net loss of $1,909,384 and has a stockholders' deficit of $1,945,023. At April 30, 2000, current liabilities included $3,646,572 of the Company's debt and the Company had a working capital deficit of $4,665,200.

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

     In December 2000 the Company amended the Debentures to remove the 4.9% limit on ownership in the Company. In exchange, the Debenture holder agreed not to declare the Company in default under the Debentures during 2001. On January 19, 2001 TNH filed a notice of conversion with the Company for $1,000,000 principal amount of Debentures, but the 21,331,058 shares of Common Stock into which the principal was converted have not yet been issued by the Company. The Company currently is not in compliance with two covenants from the loan agreement covering the 10% Note. One covenant requires that the Company maintain a consolidated net worth of $1,000,000. As of October 31, 2000 the Company had a negative net worth of $(3,461,828). The second covenant under which the Company is not in compliance requires that the Company pay all taxes as they become due. The Company currently has a past due tax obligation for real and personal property taxes totaling approximately $150,000 and owed to Wayne County and/or the City of Dearborn, Michigan.

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

(c)  Financing agreement

     The Company has a signed agreement with an investment banker that will provide up to $2,000,000 of either equity or debt financing upon the Company meeting certain operating conditions, some of which pertain to the results of the Company's initial customer site waste processing. Through April 30, 2000, $600,000 of equity financing has been provided in exchange for the issuance of 3,000,000 shares of common stock. An additional $400,000 has been scheduled for delivery during 2000 ($225,000 of which was received in June 2000 in exchange for the issuance of 1,125,00 shares of common stock).

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

     During the year ended April 30, 2000, net cash used in operating activities was approximately $484,000. Net cash used in operating activities during the year ended April 30, 1999 was approximately $995,000. The primary reason for the decrease was due to the increase in sales and decrease in cost of sales as described in "Results of Operations" above. Net cash used in operating activities during the year ended April 30, 2000 includes the net loss for the year of approximately $1,909,384 reduced by non-cash expenses of approximately $940,000 and by a net increase in accounts payable and accrued expenses of approximately $540,000.

     Cash flows used in investing activities was approximately $23,000 during the year ended April 30, 2000 compared to $655,000 during the year ended April 30, 1999. During 1999, Rich Coast used cash of approximately $275,000 for finance charges related to the obtaining funding under the 8% convertible debentures and used cash of approximately $380,000 for capital expenditures. During 2000, no cash was expended for financing charges as Rich Coast did not obtain any additional debt financing during the year and approximately $38,000 of cash was used for capital expenditures.

     No major capital expenditures were made by Rich Coast during the fourth quarter. There were no outstanding commitments for capital expenditures at April 30, 2000.

     Cash flows provided by financing activities was approximately $524,000 during the year ended April 30, 2000 compared to $1,597,000 during the year ended April 30, 1999. During 1999, the Company obtained funding of $1,500,000 under the 8% convertible debentures, received $210,000 upon the exercise of stock options and repaid approximately $119,000 of long-term debt. During 2000, the Company sold 3,000,000 shares of common stock exchange for cash of $600,000 and repaid approximately $70,000 of long-term debt.

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


                                    PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act

     The names, ages, municipalities of residence, positions with the Registrant, and principal Occupations of the directors and executive officers of the Registrant as of July 14, 2000 are as follows:


Name, Age and
Municipality Residence    Office                          Principal Occupation
------------------------  ------------------------------  ----------------------------------------
Robert W. Truxell         Chairman of the Board and       Chairman and Chief Executive Officer of
Bloomfield Hills, MI      Director since January 1996;    Integrated Waste Systems, 1992-1995;
Age:     75               Secretary since December        President of Microcel, Inc., 1990-1992;
                          1997; CEO January 1996 to       Vice-President of General Dynamics,
                          January 1997.                   1983-1990

James P. Fagan            President and Director since    President and Chief Operating Officer
Dearborn, Michigan        January 1996; Chief             of Waste Reduction Systems 1992-1995;
Age:      49              Executive Officer since         Vice-President of The Powers Fagan
                          January 1997                    Group, Inc. 1990-1996

Name, Age and
Municipality Residence    Office                          Principal Occupation
------------------------  ------------------------------  ----------------------------------------
George P. Nassos          Director since August 1997      Director of environmental management
Glenview, IL                                              program and adjunct professor for
Age:     61                                               Stuart Graduate School of Business;
                                                          1996 - present - President - Fiber
                                                          Energy, Inc., an environmental
                                                          consulting company; 1992-1995, Director
                                                          of Fiber Fuels division for Cemtech LP;
                                                          1981-1995 employed by Chemical Waste
                                                          Management, Inc.

Michael M. Grujicich      Chief Financial Officer and     Director Sales Canada - WRS 1993-1996,
Dearborn, MI              Treasurer since August 1996     Director MRPII, General Dynamics Land
Age:     54                                               Systems Division 1983-1993, Divisional
                                                          Controller - Rockwell International
                                                          1981-1983

Michael R. Fugler         Director since December 1999    Self-employed Attorney at Law since
New York, New York                                        1972, with a current practice emphasis
Age:     51                                               in Securities, Corporate Finance and
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

Item 10.  Executive Compensation

Compensation and other Benefits of Executive Officers
-----------------------------------------------------

     The following table sets out the compensation received for the fiscal years end April 30, 1999 and 2000 in respect to each of the individuals who were the Company's chief executive officer at any time during the last fiscal year and the Company's four most highly compensated executive officers whose total salary and bonus exceeded $100,000 (the "Named Executive Officers"):

                                                    SUMMARY COMPENSATION TABLE

              FISCAL YEAR COMPENSATION                                                LONG TERM COMPENSATION

                                                                          Awards                                   Payouts
                                                                          ------                                   -------

                                                                                          Restricted
                                                                      Securities/(1)/       Shares
       Name and                                                           under          or Restricted      LTIP        All other
      Principal                 Salary     Bonus   Other Annual         Option/SARs          Share         Payouts    Compensation
      Position       Year        ($)        ($)    Compensation           Granted            Units           ($)          ($)
      --------       ----        ---        ---    ------------           -------            -----           ---          ---
     Robert W.       2000      120,284        0          0                 0                  0               0           0
     Truxell/        1999      114,233        0          0              755,662               0               0           0
     Chairman

     James P.        2000      144,627        0          0                 0                  0               0           0
      Fagan          1999      230,000        0          0              556,227               0               0           0
     CEO and
     President

_______________
(1) All share amounts have been adjusted to reflect the reverse split effective June 19, 1998.


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

     In November 1999 the Company, Robert Truxell and James Fagan entered into an agreement regarding compensation with the holders of the Debentures and Millennium Financial Group, Inc. whereby, among other things, Messrs. Truxell and Fagan agreed to substantially reduced salaries for a period of time and each was granted an option to acquire 12.5% (inclusive of his current holdings) of the fully diluted ownership of the Company, exercisable at $0.30 per share, which vests upon the Company attaining six consecutive months with EBITDA in excess of $600,000. This option was approved by the Company's then Board of Directors in April 1999, and again in November 1999.

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

--------------

     No stock shares or options were granted to the foregoing named executives during this fiscal year ended 4/30/00, except in November 1999 the Company, Robert Truxell and James Fagan entered into an agreement regarding compensation with the holders of the Debentures and Millennium Financial Group, Inc. whereby, among other things, Messrs. Truxell and Fagan agreed to substantially reduced salaries for a period of time and each was granted an option to acquire 12.5% (inclusive of his current holdings) of the fully diluted ownership of the Company, exercisable at $0.30 per share, which vests upon the Company attaining six consecutive months with EBITDA in excess of $600,000. This option was approved by the Company's then Board of Directors in April 1999, and again in November 1999.. All options granted under the 1995, 1996, 1997 and 1999 stock option plans were repriced to reflect market values on November 19, 1999.

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

----------------


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

Name of Beneficial Owner/Name of
 Director/Identity of Group                    Shares Beneficially Owned                           Percent of Class
---------------------------                    -------------------------                           ----------------
Robert W. Truxell                                      1,026,462/(1)/                                     8.75%
Chairman/Director

James P. Fagan                                           633,327/(2)/                                     5.46%
President/CEO/Director

George P. Nassos                                         148,513/(3)/                                     1.30%
Director

Michael R. Fugler                                        100,000/(4)/                                     0.90%
Director

Michael Grujicich,                                             0                                             0
Treasurer

All directors and executive                            1,908,302/(5)/                                    15.30%
 officers as a group (five persons)

---------------------
(1) Includes: (i) 345,800 shares held jointly; (ii) currently exercisable options and warrants to purchase 50,000 shares at $0.72 per share; (iii) currently exercisable options to purchase 505,662 shares at $0.80 per share; and
(iv) currently exercisable options to purchase 125,000 common shares at $1.00 per share. Does not include an option to acquire 12.5% (inclusive of current holdings) of the fully diluted ownership of the Company, exercisable at $0.30 per share, which vests upon the Company obtaining six consecutive months with EBITDA in excess of $600,000.
(2) Includes: (i) 77,100 shares held by James P. Fagan; (ii) currently exercisable options and warrants to purchase 70,386 shares at $0.80 per share;
(iii) 125,000 shares at $0.88 per share; and (iv) 360,841 shares at $1.00 per share. Does not include an option to acquire 12.5% (inclusive of current holdings) of the fully diluted ownership of the Company, exercisable at $0.30 per share, which vests upon the Company obtaining six consecutive months with EBITDA in excess of $600,000.
(3) Includes currently exercisable options to purchase 100,000 shares at $0.125 per share.
(4) Includes currently exercisable options to purchase 100,000 shares at $0.125 per share.
(5)  Includes securities reflected in footnotes 1-4.


     To the knowledge of the Directors and Senior Officers of the Company, as of July 13, 2000, there are no persons and/or companies who or which beneficially own, directly or indirectly, shares carrying more than 5% of the voting rights attached to all outstanding shares of the Company, other than (all share amounts have been adjusted to reflect the reverse split effective June 19, 1998):

                                                                                          Percent
       Name and Address of                       Amount and Nature of                     -------
         Beneficial Owner                        Beneficial Ownership                     of Class
         ----------------                        --------------------                     --------
Frippoma S.A.                                       2,550,000/(1)/                          23.10%
Via Cattori 3, 6902 Paradiso
Switzerland

Robert W. and Linda C. Truxell                      1,026,462/(2)/                           8.75%
10200 Ford Road
Dearborn, MI 48126

James P. Fagan                                        633,327/(3)/                           5.46%
4415 Comanche
Okemos, MI 48864

Alan Moore                                            950,000/(4)/                           7.90%
9441 LBJ Freeway
Suite 500
Dallas, TX 75243

--------------
(1)  Consists of shares directly owned.
(2) Includes: (i) 345,800 shares held jointly; (ii) currently exercisable options and warrants to purchase 50,000 shares at $0.72 per share; (iii) currently exercisable options to purchase 505,662 shares at $0.80 per share; and
(iv) currently exercisable options to purchase 125,000 common shares at $1.00 per share. Does not include an option to acquire 12.5% (inclusive of current holdings) of the fully diluted ownership of the Company, exercisable at $0.30 per share, which vests upon the Company obtaining six consecutive months with EBITDA in excess of $600,000.
(3) Includes: (i) 77,100 shares held by James P. Fagan; (ii) currently exercisable options and warrants to purchase 70,386 shares at $0.80 per share;
(iii) 125,000 shares at $0.88 per share; and (iv) 360,841 shares at $1.00 per share. Does not include an option to acquire 12.5% (inclusive of current holdings) of the fully diluted ownership of the Company, exercisable at $0.30 per share, which vests upon the Company obtaining six consecutive months with EBITDA in excess of $600,000.
(4) Consists of 50,000 shares directly owned, and currently exercisable warrants to purchase 900,000 shares at $1.20 per share on or before January 10, 2006.

     All percentages in this section were calculated on the basis of outstanding securities plus securities deemed outstanding pursuant to Rule 13-d-3(d)(1) under the United States Securities Act of 1934.


     Other than the possible conversion of the Company's Common Stock of the $1,500,000 convertible debentures issued by the Company in June 1998, there are no arrangements of agreements pledging securities which could in the future result in a change of control of the Company.

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

(b)  Reports on Form 8-K

     No reports on Form 8-K were filed during the last quarter of the fiscal year covered by this report.

(c)  Exhibits


Exhibit No.   Description and Method of Filing
-----------   --------------------------------
3.1.1         Articles of Incorporation.  (1)

3.1.2         Articles of Amendment.  (1)

3.2           Bylaws.  (1)

4.1           Securities Purchase Agreement dated January 10, 1996. (P)

4.2           8% Convertible Debentures dated June 11, 1998. (6)

Exhibit No.   Description and Method of Filing
-----------   --------------------------------

4.3           Standstill Agreement with Debenture Holders. (1)

10.1          Contract for Sale of Ford Road property.  (1)

10.2 Employment Contract between the Company and Robert W. Truxell (Exhibit 1 to the Agreement of Merger dated October 31, 1995). (2)

10.3 Employment Contract between the Company and James P. Fagan (Exhibit 2 to the Agreement of Merger dated October 31, 1995). (2)

10.4          1995 Incentive Compensation Plan.  (3)

10.5          1996 Employee Stock Option and Bonus Plan, as amended.  (4)

10.6          1997 Stock Option and Stock Bonus Plan.  (5)

10.7          1999 Stock Option Plan.  (1)

21.1          Subsidiaries of the Registrant.  Filed herewith.

27.1          Financial Data Schedule.  Filed herewith.

_____________
(1) Incorporated by reference from the Company's Registration Statement, including all Amendments to Form S-3 on Form SB-2, File No. 333-63289.

(2)  Incorporated by reference to the Company's Form 8-K dated November 16,
     1995.
(3) Incorporated by reference from the Company's Registration Statement on Form S-8, File No. 333-41443.
(4) Incorporated by reference from the Company's Registration Statement on Form S-8, File No. 333-50763.
(5) Incorporated by reference from the Company's Registration Statement on Form S-8, File No. 333-56275.
(6)  Incorporated by reference to the Company's Form 8-K dated January 19, 2001.
(P)  Filed in paper format on August 13, 1996, under the cover of Form SE.


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

                                    RICH COAST INC.

Date: January 31, 2001              By: /s/ James P. Fagan
                                       ---------------------------------------
                                       James P. Fagan, President, Chief
                                       Executive Officer and Director


Date: January 31, 2001              By: /s/ Michael M. Grujicich
                                       ---------------------------------------
                                       Michael M. Grujicich, Chief
                                       Financial and Accounting Officer


Date: January 31, 2001              By: /s/ Robert W. Truxell
                                       ---------------------------------------
                                       Robert W. Truxell, Chairman of the
                                       Board of Directors and Secretary


Date: January 31, 2001              By: George P. Nassos
                                       ---------------------------------------
                                       George P. Nassos, Director


Date: January 31, 2001              By: /s/ Michael R. Fugler
                                       ---------------------------------------
                                       Michael R. Fugler, Director

                  INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                              FOR RICH COAST INC.

                            April 30, 2000 and 1999
                       _________________________________


                                                                                                Page No.
                                                                                                --------
Report of Independent Auditors (Gelfond Hochstadt Pangburn, P.C.)                                  F-1
Report of Prior Independent Auditors (Smythe Ratcliffe)                                            F-2
Consolidated Financial Statements:
  Consolidated Balance Sheet                                                                       F-3
  Consolidated Statements of Operations                                                            F-4
  Consolidated Statements of Stockholders' Equity (Deficit)                                        F-5
  Consolidated Statements of Cash Flows                                                        F-6 to F-7
  Notes to Consolidated Financial Statements                                                   F-8 to F-16

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

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 3 to the financial statements, the Company has suffered a net loss of $1,909,384 during the year ended April 30, 2000, and has a stockholders' deficit and a working capital deficit of $1,945,023 and $4,665,220, respectively, at April 30, 2000. These conditions raise substantial doubt about the Company's ability to continue as a going concern. Management's plans with regard to these matters are also described in Note 3. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

As discussed in Note 12 to the financial statements, the Company purchased certain equipment in 1993 which has not been placed in service. The Company has determined that the cost of the equipment should have previously been charged to research and development expense. Accordingly, the financial statements have been restated to correct this error, resulting in a decrease in the net loss and the basic and diluted net loss per common share outstanding for the year ended April 30, 2000 of $1,224,706 and $0.16, respectively; and an increase in the accumulated deficit of $800,000 as of April 30, 2000 and $2,024,706 as of April 30, 1999 and May 1, 1998. The restatement did not affect net loss or basic and diluted net loss per common share outstanding for the year ended April 30, 1999.


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

In our opinion, these consolidated financial statements present fairly, in all material respects, the consolidated results of operations and cash flows of Rich Coast, Inc. for the year ended April 30,1999 in conformity with generally accepted accounting principles in the United States.

As discussed in note 12 to the financial statements, the Company purchased certain equipment in 1993, which has not been placed in service. The company has determined that the cost of the equipment should have previously been charged to research and development expense. Accordingly, the financial statements have been restated to correct this error, resulting in an increase in the accumulated deficit of $2,024,706 as of April 30, 1999 and May 1, 1998. The restatement did not effect net loss or basic and diluted net loss per common share outstanding for the year ended April 30, 1999.

"Smythe Ratcliffe"

Chartered Accountants

Vancouver, Canada
August 12, 1999, except for note 1
which is as of August 9, 2000 and
notes 2(c) and 12 which are as of
January 10, 2001 RICH COAST INC.

                          Consolidated Balance Sheet
                                April 30, 2000
                             (Restated - Note 12)

Assets
------

Current assets:
  Cash and cash equivalents                                          $     17,884
  Accounts receivable, net of allowance for uncollectible
   accounts of $12,700 (note 4)                                           589,483
  Prepaid expenses                                                         16,950
                                                                     ------------
    Total current assets                                                  624,317

Property and equipment, net (notes 5, 6 and 8)                          2,578,037
Patent and technology, net                                                 18,147
Deferred finance charges and deposits                                     124,013
                                                                     ------------
                                                                     $  3,344,514
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
                                                                     ------------

Commitments and contingencies (notes 3 and 11)

Stockholders' deficit (note 9):
 Preferred stock, $0.001 par value; 10,000,000 shares authorized, no shares issued
 Common stock, $0.001 par value; 100,000,000 shares authorized,
  9,914,889 shares issued and outstanding at April 30, 2000                 9,915
 Additional paid-in capital                                            27,543,394
 Accumulated deficit                                                  (29,498,332)
                                                                     ------------
                                                                       (1,945,023)
                                                                     ------------
                                                                     $  3,344,514
                                                                     ============



See notes to consolidated financial statements.

                                RICH COAST Inc.
                     Consolidated Statements of Operations
                      Years Ended April 30, 2000 and 1999
                              (Restated - Note 12)

                                               2000          1999
                                            -----------   -----------
Sales                                       $ 2,907,748   $ 2,267,452
                                            -----------   -----------
Operating expenses:
  Cost of sales                               1,239,002     1,378,367
  General and administrative expenses         2,412,305     2,188,888
  Sales and marketing expenses                  193,097       450,059
  Impairment of property and
  equipment (note 6)                            339,889
  Lawsuit settlement expense (note 11)          150,000        50,000
                                            -----------   -----------
                                              4,334,293     4,067,314
                                            -----------   -----------
Loss from operations                         (1,426,545)   (1,799,862)
                                            -----------   -----------
Other (income) expense:
  Interest expense:
   Beneficial conversion feature                              764,766
   Other                                        482,839       293,456
  Accrued oil and waste
   treatment cost reversal                                   (285,588)
                                            -----------   -----------
                                                482,839       772,634
                                            -----------   -----------
Net loss                                    $(1,909,384)  $(2,572,496)
                                            ===========   ===========

Basic and diluted net loss
  per common share outstanding                   $(0.24)       $(0.49)
                                            ===========   ===========

Weighted average number of common shares
  outstanding                                 7,922,833     5,208,693
                                            ===========   ===========




See notes to consolidated financial statements.

                                RICH COAST INC.
           Consolidated Statements of Stockholders' Equity (Deficit)
                      Years Ended April 30, 2000 and 1999
                              (Restated - Note 12)

                                    Common    Common  Additional                       Total
                                    Shares    Shares    Paid-In     Accumulated    Stockholders'
                                    Number    Amount    Capital       Deficit     Equity(Deficit)
                                   ---------  ------  -----------  -------------  ---------------
Balances, May 1, 1998              4,718,894  $4,719  $25,329,446  $(25,016,452)     $   317,713
Issuance of common
 stock for cash upon
 exercise of stock options           259,626     260      209,295                        209,555
Issuance of common stock
 upon conversion of
 promissory note                   1,040,299   1,040      695,960                        697,000
Issuance of common stock
 for interest                         47,499      47       57,977                         58,024
Interest- beneficial conversion                           500,000                        500,000
Net loss for the year ended
 April 30, 1999                                                      (2,572,496)      (2,572,496)
                                                                   ------------   --------------
Balances, April 30, 1999           6,066,318   6,066   26,792,678   (27,588,948)        (790,204)
Issuance of common stock
 in settlement of  lawsuit           250,000     250       49,750                         50,000
Issuance of common stock
 upon conversion of
 convertible debentures              298,571     299       59,266                         59,565
Issuance of common stock
 for cash                          3,000,000   3,000      597,000                        600,000
Issuance of common stock
 for consulting services             300,000     300       44,700                         45,000
Net loss for the year ended
 April 30, 2000                                                      (1,909,384)      (1,909,384)
                                                                   ------------   --------------
Balances, April 30, 2000           9,914,889  $9,915  $27,543,394  $(29,498,332)     $(1,945,023)
                                   =========  ======  ===========  ============   ==============



See notes to consolidated financial statements.

                                RICH COAST INC.
                     Consolidated Statements of Cash Flows
                      Years Ended April 30, 2000 and 1999
                              (Restated - Note 12)

                                                            2000          1999
                                                        -----------   -----------
Net cash provided by (used in) operating activities:
Net loss                                                $(1,909,384)  $(2,572,496)
Adjustments to reconcile net loss to net cash
used in operating activities
  Amortization of deferred finance charges                   52,397        58,024
  Amortization of beneficial conversion feature                           764,766
  Impairment loss                                           339,889
  Depreciation and amortization                             390,079       395,900
  Common stock issued for consulting and other
   expenses                                                  95,000
  Loss on deposits                                           88,000
  Loss on equipment disposal                                                3,147
  Allowance for doubtful accounts                           (25,132)
Changes in operating assets and liabilities
  Accounts receivable                                       (72,933)      (30,860)
  Insurance claim receivable                                              435,290
  Subscriptions receivable                                                 25,000
  Inventory                                                               108,265
  Prepaid expenses and other assets                          17,967
  Accounts payable and accrued liabilities                  171,015        10,994
  Accrued oil and waste treatment costs                     138,980      (192,809)
  Accrued interest                                          230,440
                                                        -----------   -----------
Net cash used in operating activities                      (483,682)     (994,779)
                                                        -----------   -----------

Net cash provided by (used in) investing activities:
  Refund of construction deposits                            14,993
  Capital expenditures                                      (37,745)     (379,671)
  Deferred finance charges                                               (275,318)
                                                        -----------   -----------
Net cash used in investing activities                       (22,752)     (654,989)
                                                        -----------   -----------

Net cash provided by (used in) financing activities:
  (Decrease) increase in bank overdraft                      (5,682)        5,682
  Issuance of common stock for cash                         600,000       209,555
  Proceeds from convertible debentures                                  1,500,000
  Repayment of long-term debt                               (70,000)     (118,512)
                                                        -----------   -----------
Net cash provided by financing activities                   524,318     1,596,725
                                                        -----------   -----------

Increase (decrease) in cash and cash equivalents             17,884       (53,043)
Cash and cash equivalents, beginning                                       53,043
                                                        -----------   -----------
Cash and cash equivalents, ending                       $    17,884   $         0
                                                        ===========   ===========

                                RICH COAST INC.
                     Consolidated Statements of Cash Flows
                       Year Ended April 30, 2000 and 1999
                              (Restated - Note 12)

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

    (c)  Property and equipment

    Property and equipment are recorded at cost. These assets are depreciated using straight-line and accelerated methods over their estimated useful lives as follows:

          Buildings                 39 years
          Machinery and equipment    7 years
          Bulk storage tanks        15 years

    Property and equipment includes a pipeline with a carrying value of approximately $296,000 that has not yet been placed in service. No depreciation has been taken on this equipment.

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

     (o)  Reclassifications:

     Certain amounts in the 1999 financial statements have been reclassified to conform to the 2000 presentation.

     (p)  Reverse stock split:

     In June 1998, the Company effected an one-for-four reverse split of its common stock. All share and per share amounts reflect the reverse split.

                                RICH COAST INC.
            Notes to Consolidated Financial Statements (Continued)
                      Years Ended April 30, 2000 and 1999

3.   GOING CONCERN, RESULTS OF OPERATIONS, AND MANAGEMENT'S PLANS

     The Company's financial statements for the year ended April 30, 2000 have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. For the year ended April 30, 2000, the Company reported a net loss of $1,909,384 and at April 30, 2000 has a stockholders' deficit of $1,945,023. At April 30, 2000, a significant portion of the Company's debt is currently due and the Company has a working capital deficit of $4,665,220. The Company has also experienced difficulty and uncertainty in meeting its liquidity needs. These factors raise substantial doubt about the Company's ability to continue as a going concern. Management's plans to address these concerns include:

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

5.   PROPERTY AND EQUIPMENT

     Property and equipment consists of the following at April 30, 2000:

       Land                                               $  250,041
       Buildings                                           1,113,537
       Bulk storage tanks                                    636,534
       Pipeline                                              296,187
       Machinery and equipment                             2,427,094
                                                          ----------

       Total at cost                                       4,723,393
       Accumulated depreciation and impairment reserve     2,145,356
                                                          ----------

                                                          $2,578,037
                                                          ==========

6.   IMPAIRMENT

     During the year ended April 30, 2000, the company recorded impairment losses of $339,889 related to its Ford Road facility and certain property and equipment. In September 1999, the Company entered into a contract to sell its Ford Road facility for $450,000. The Company has written down the value of the facility to the contract amount less anticipated closing costs, resulting in an impairment loss of $169,739. In November 1999, the Company notified the manufacturer of certain machinery and equipment known as ZPM equipment, that the equipment did not meet certain specifications. The Company has not received any response from the manufacturer and has therefore written down the carrying value of the equipment to its fair value. The fair value was determined by management based on estimates of the market value of the equipment in its current condition. The write down resulted in an impairment loss of $170,150.

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
                                            ----------

                                            $1,020,975
                                            ==========

                                RICH COAST INC.
            Notes to Consolidated Financial Statements (Continued)
                      Years Ended April 30, 2000 and 1999

8.   LONG-TERM DEBT

     At April 30, 2000, long term debt consists of:
     10% senior secured note, interest payable monthly, secured by real property and other assets. The loan agreement contains covenants relating to financial requirements, dividend restrictions, and other operating requirements for the
     Company. The holder may convert the loan into common shares at $0.50 per share in the event of default by with Company. The note was originally due in October
     2001, however, at April 30, 2000, the Company was not in compliance with certain of the financial covenants and the note has been classified as a current
     liability.                                                                           $2,000,000

     8% convertible debentures, secured by property and equipment and other assets.
     The debentures, and accrued interest thereon, may be converted at the option of the holder at any time into common stock at a price per share equal to the lesser of the closing bid price of the shares at the date of issuance of the debenture or 75% of the five day average closing bid price for the five trading days immediately preceding the conversion date. The debentures were originally due in June 2003, however, at April 30, 2000, the Company was not in compliance with certain covenants and the debentures have been classified as a current liability. The Company and the debentures holders have entered into a standstill agreement whereby, the debenture holders have agreed not to take any action with respect to exercising their conversion rights or declaring the debentures to be in default through November 2000. The standstill agreement requires the Company, among other actions, to make payments on the debentures of $50,000 in June 2000
     (completed), $25,000 in August 2000 and $25,000 in September 2000; timely registration of shares underlying the possible conversion of the debentures; and
     the Company completing the next phase of equity funding under its financing
     agreement (note 3(c)).                                                                1,375,500

     8% loan, originally due August 2003, payable in monthly installments of approximately $4,300 secured by machinery and equipment. At April 30, 2000, the
     Company was in default of certain payments and the loan has been classified as a
     current liability.                                                                      195,547

     8% land contract, secured by the Ford Road facility, originally payable in monthly installments of approximately $4,800, including principal and interest, through February 1999. At April 30, 2000, the Company was in default of certain payments and the debt has been classified as a current liability, the interest rate has increased to 12%, and monthly installments have increased to
     approximately $ 5,400.                                                                   75,525
                                                                                          ----------

                                                                                          $3,646,572
                                                                                          ==========

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

                                                   2000                       1999
                                                ---------                  ---------

                                                                                   Weighted
                                                                                   Average
                                          Shares    Exercise Price   Shares     Exercise Price
                                         ---------  --------------  ---------   --------------
       Outstanding, beginning of year    1,836,878          $0.125  2,096,504            $0.87
       Granted                             275,000          $0.125
       Exercised                                                     (259,626)           $0.87
       Expired

       Outstanding, end of year          2,111,878          $0.125  1,836,878            $0.87
                                         =========          ======  =========   ==============

                                RICH COAST INC.
            Notes to Consolidated Financial Statements (Continued)
                      Years Ended April 30, 2000 and 1999

9.   STOCK OPTIONS AND WARRANTS (continued)

     The following table summarizes information about the Company's stock options outstanding at April 30, 2000 and 1999:

                                                      Weighted
                                                       Average    Weighted               Weighted
                                                      Remaining          Average         Average
                          Range of        Number     Contractual  Exercise    Number     Exercise
                       Exercise Prices  Outstanding     Life       Price    Exercisable   Price
                       ---------------  -----------  -----------  --------  -----------  --------
     April 30, 2000     $        0.125    2,112,000         8.03    $0.125    1,300,000    $0.125
     April 30, 1999     $0.72 - $ 2.00    1,837,000         2.50    $ 0.88    1,249,000    $ 0.85

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
                                                          -----------
                                                            1,216,160
                                                          ===========

                                RICH COAST INC.
            Notes to Consolidated Financial Statements (Continued)
                      Years Ended April 30, 2000 and 1999

10.  INCOME TAXES

     At April 30, 2000, the Company's deferred tax assets are as follows:

         Operating loss carry forward             $ 3,600,000
         Deferred tax asset valuation allowance    (3,600,000)
                                                  -----------
         Net deferred tax assets                           --
                                                  ===========

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


12.  Restatement of financial statements:

     In 1993 the Company purchased a distillation unit, with a cost of $2,024,706, for use in the clarification of sulfur. When the price of sulfur dropped in late 1993, the Company believed that the distillation unit provided an opportunity to enter in the business of removing contaminants from polluted soil, such as oily sludge. From 1993 through 1999, the Company investigated several uses for the unit, none of which proved economically feasible. No depreciation had been taken on the unit, as it had never been placed in service. During the three months ended January 31, 2000, the Company obtained an appraisal of the distillation unit, which indicated a fair value of $800,000. As a result, the Company recorded an impairment loss of $1,224,706 during the quarter ended January 31, 2000.

     Based on the history of the asset and how it was used, the Company has determined that the cost of the asset should have been recorded as research and development costs in accordance with SFAS No. 2 as early as 1993. Accordingly, the financial statements have been restated to correct this error, resulting in a decrease in the net loss and basic and diluted net loss per common share outstanding of $1,224,706 and $0.16, respectively; and an increase in the accumulated deficit of $800,000 as of April 30, 2000 and $2,024,706 as of April 30, 1999 and May 1, 1998. The restatement did not affect net loss or basic and diluted net loss per common share outstanding for the year ended April 30, 1999.

                                 EXHIBITS INDEX

Exhibit No.    Description and Method of Filing
-----------    --------------------------------
3.1.1          Articles of Incorporation.  (1)
3.1.2          Articles of Amendment.  (1)
3.2            Bylaws.  (1)
4.1            Securities Purchase Agreement dated January 10, 1996. (P)
4.2            8% Convertible Debentures dated June 11, 1998. (6)
4.3            Standstill Agreement with Debenture Holders. (1)
10.1           Contract for Sale of Ford Road property.  (1)
10.2           Employment Contract between the Company and Robert W. Truxell
               (Exhibit 1 to the Agreement of Merger dated October 31, 1995).
               (2)
10.3           Employment Contract between the Company and James P. Fagan
               (Exhibit 2 to the Agreement of Merger dated October 31, 1995).
               (2)
10.4           1995 Incentive Compensation Plan.  (3)
10.5           1996 Employee Stock Option and Bonus Plan, as amended.  (4)
10.6           1997 Stock Option and Stock Bonus Plan.  (5)
10.7           1999 Stock Option Plan.  (1)
21.1           Subsidiaries of the Registrant.  Filed herewith.
27.1           Financial Data Schedule.  Filed herewith.
___________
(1) Incorporated by reference from the Company's Registration Statement, including all Amendments to Form S-3 on Form SB-2, File No. 333-63289.
(2)  Incorporated by reference to the Company's Form 8-K dated November 16,
     1995.
(3) Incorporated by reference from the Company's Registration Statement on Form S-8, File No. 333-41443.
(4) Incorporated by reference from the Company's Registration Statement on Form S-8, File No. 333-50763.
(5) Incorporated by reference from the Company's Registration Statement on Form S-8, File No. 333-56275.
(6)  Incorporated by reference to the Company's Form 8-K dated January 19, 2001.
(P)  Filed in paper format on August 13, 1996, under the cover of Form SE.