Form 10QSB
period 2001-01-31
RICH COAST INC
filed 2001-03-23
CIK 814186

                    U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  FORM 10-QSB


(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JANUARY 31, 2001

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

The number of shares outstanding of the issuer's classes of common equity, as of March 21, 2001 is 33,270,947 shares of Common Stock.

Transitional Small Business Disclosure Format (check one):    Yes[_]   No [X]

                         PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements



                                RICH COAST INC.
                       Consolidated Financial Statements
                           January 31, 2001 and 2000
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

                                RICH COAST INC.
                          Consolidated Balance Sheet
                               January 31, 2001
                                  (Unaudited)


Assets
------

Current assets:
  Accounts receivable, net of allowance for uncollectible
    accounts of $17,300                                            $    613,882
  Prepaid expenses                                                       16,950
                                                                   ------------
         Total current assets                                           630,832

Property and equipment, net                                           2,152,225
Patent and technology, net                                               15,722
Deferred finance charges and deposits                                    23,109
                                                                   ------------

                                                                   $  2,821,888
                                                                   ============

Liabilities and stockholders' deficit
-------------------------------------

Current liabilities:
    Bank overdraft                                                 $      9,420
    Current portion of long-term debt                                 2,441,046
    Accounts payable and accrued liabilities                          1,309,908
    Accrued oil and waste treatment costs                               418,164
    Accrued interest                                                  1,662,490
                                                                   ------------
         Total current liabilities                                    5,841,028

Long-term debt                                                          100,000
                                                                   ------------

Total liabilities                                                     5,941,028

Stockholders' deficit:
   Preferred stock, $0.001 par value; 10,000,000 shares authorized, no shares issued
   Common stock, $0.001 par value; 100,000,000 shares authorized,
    33,270,947 issued and outstanding at January 31, 2001                33,271
   Additional paid-in capital                                        28,885,618
   Accumulated deficit                                              (32,038,029)
                                                                   ------------

                                                                     (3,119,140)
                                                                   ------------

                                                                   $  2,821,888
                                                                   ============

See notes to consolidated financial statements.

                                RICH COAST INC.
                     Consolidated Statements of Operations
             Three and Nine Months Ended January 31, 2001 and 2000
                                 (Unaudited)

                               Three Months      Ended January 31     Nine Months      Ended January 31
--------------------------------------------------------------------------------------------------------
                                   2001                2000              2001               2000
--------------------------------------------------------------------------------------------------------
                                                (Restated - Note 4)                   (Restated - Note 4)
--------------------------------------------------------------------------------------------------------

--------------------------------------------------------------------------------------------------------
Sales                          $   655,367         $  776,674         $ 2,300,412        $ 2,095,694
                               -----------         ----------         -----------        -----------
--------------------------------------------------------------------------------------------------------

--------------------------------------------------------------------------------------------------------
Operating expenses:
--------------------------------------------------------------------------------------------------------
Cost of sales                      393,222            340,418           1,058,952            944,309
--------------------------------------------------------------------------------------------------------
General and administrative
expenses                           595,977            480,794           1,758,214          1,535,678
--------------------------------------------------------------------------------------------------------
Sales and marketing expenses        45,590             72,688             133,375            141,040
--------------------------------------------------------------------------------------------------------
Impairment of property                   0                  0                   0            169,739


--------------------------------------------------------------------------------------------------------
(Gain) loss on disposal of
property and equipment             (25,462)                 0              49,096                  0
--------------------------------------------------------------------------------------------------------
Lawsuit settlement expense               0                  0                   0            150,000
                               -----------         ----------         -----------        -----------
--------------------------------------------------------------------------------------------------------

--------------------------------------------------------------------------------------------------------
                                 1,009,327            893,900           2,999,637          2,940,766
                               -----------         ----------         -----------        -----------
--------------------------------------------------------------------------------------------------------

--------------------------------------------------------------------------------------------------------
Loss from operations              <353,960>          <117,226>           <699,225>          <845,072>
                               -----------         ----------         -----------        -----------
--------------------------------------------------------------------------------------------------------

--------------------------------------------------------------------------------------------------------
Other expense:
--------------------------------------------------------------------------------------------------------
Interest expense                   303,352             68,905           1,840,472            205,494
                               -----------         ----------         -----------        -----------
--------------------------------------------------------------------------------------------------------

--------------------------------------------------------------------------------------------------------
Net loss                       $  <657,312>        $ <186,131>         <2,539,697>        <1,050,566>
                               ===========         ==========         ===========        ===========
--------------------------------------------------------------------------------------------------------

--------------------------------------------------------------------------------------------------------
Basic and diluted net loss
Per common share
outstanding                    $     <0.04>        $    <0.02>        $     <0.21>       $     <0.14>
                               ===========         ==========         ===========        ===========
--------------------------------------------------------------------------------------------------------

--------------------------------------------------------------------------------------------------------
Weighted average number of
common shares outstanding       14,722,201          9,144,780          12,101,837          7,273,248
                               ===========         ==========         ===========        ===========
--------------------------------------------------------------------------------------------------------

--------------------------------------------------------------------------------------------------------

--------------------------------------------------------------------------------------------------------

--------------------------------------------------------------------------------------------------------

See notes to consolidated financial statements.

                                RICH COAST INC.
                     Consolidated Statements of Operations
             Three and Nine Months Ended January 31, 2001 and 2000
                                 (Unaudited)


                                                            2001       2000
                                                                    (Restated -
                                                                      Note 4)
                                                         ---------  -----------

Net cash used in operating activities                    $(110,724)  $(423,819)
                                                         ---------   ---------

Net cash provided by (used in) investing activities:
  Proceeds from sale of property and equipment             252,080           0
  Capital expenditures                                    (288,135)    (25,456)
                                                         ---------   ---------

Net cash used in investing activities                      (36,055)    (25,456)
                                                         ---------   ---------

Net cash provided by (used in) financing activities:
  Increase (decrease) in bank overdraft                      9,420      (5,682)
  Issuance of common stock for cash                        225,000     600,000
  Proceeds from convertible notes payable                  100,000           0
  Repayment of long-term debt                             (205,525)    (70,000)
                                                         ---------   ---------

Net cash provided by financing activities                  128,895     524,318
                                                         ---------   ---------

(Decrease) increase in cash and cash equivalents           (17,884)     75,043
Cash and cash equivalents, beginning                        17,884           0
                                                         ---------   ---------

Cash and cash equivalents, ending                        $       0   $  75,043
                                                         =========   =========


See notes to consolidated financial statements.

                                RICH COAST INC.
                  Notes to Consolidated Financial Statements
                  Nine Months Ended January 31, 2001 and 2000
                                  (Unaudited)


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

     In the opinion of the Company's management, these financial statements reflect all adjustments, including normal recurring adjustments, considered necessary to present fairly the Company's consolidated financial position at January 31, 2001 and the consolidated results of operations for the three and nine months ended January 31, 2001 and 2000 and the consolidated statements of cash flows for the nine months ended January 31, 2001 and 2000.

2.   CAPITAL STOCK

     (a) Authorized 100,000,000 common shares of $0.001 par value and 10,000,000 preferred shares of $0.001 par value.

     (b) Issued during the period:


                                         Number of        Price
                                            Shares    Per Share      Amount
                                        ----------    ---------    ----------
Nine months ended January 31, 2000

Shares issued:
   Lawsuit settlement                      250,000    $   0.20     $   50,000
   Convertible debenture (principal and
    accrued interest)                      298,571    $ 0.1995         59,565
   For cash                              3,000,000    $   0.20        600,000
   Consulting services                     300,000    $   0.15         45,000
                                        ----------    ---------    ----------
                                         3,848,571                 $  754,565
                                        ==========                 ==========

Nine months ended January 31, 2001
Shares issued:
   For cash                              1,125,000    $   0.20     $  225,000
   In exchange for renegotiated
   payment terms on senior secured note    900,000    $ 0.1562        140,580
   Convertible debenture (principal)    21,331,058    $0.04688      1,000,000
                                        ----------    ---------    ----------
                                        23,356,058                 $1,365,580
                                        ==========                 ==========

                                RICH COAST INC.
                     Consolidated Statements of Operations
                  Nine Months Ended January 31, 2001 and 2000
                                 (Unaudited)


3.   SIGNIFICANT SALES CONCENTRATIONS

     The Company's customers are concentrated in the Great Lakes region, including Canada. During the nine months ended January 31, 2001 and 2000, approximately 15.5% and 14%, respectively, of total sales arose in Canada.

4.   RESTATEMENT OF FINANCIAL STATEMENTS

     In 1993, the Company purchased a distillation unit for use in the clarification of sulfur. When the price of sulfur dropped in late 1993, the Company believed that the distillation unit provided an opportunity to enter the business of removing contaminants from polluted soil, such as oily sludge. From 1993 through 1999, the Company investigated several uses for the unit, none of which proved economically feasible. No depreciation had been taken on the unit, as it had never been placed in service, and at May 1, 1999 its carrying value was $2,024,706. In its previously issued financial statements for the year ended April 30, 2000, the Company recorded $1,224,706 of impairment losses related to the unit during the quarter ended January 31, 2000.

     Based on the history of the asset and how it was used, the Company has determined that the cost of the asset should have been recorded as research and development costs in accordance with SFAS No. 2 as early as 1993. Accordingly, the financial statements have been restated to correct this error, resulting in an increase in the accumulated deficit of $800,000 as of July 31, 2000. The restatement did not effect net loss or basic and diluted net loss per common share outstanding for the three and nine months ended January 31, 2001. However, the restatement did effect net loss and basic and diluted net loss per common share outstanding for the three and nine months ended January 31, 2000. Net loss decreased $1,224,706, from $1,410,837 to $186,131 and basic and diluted net loss per common share outstanding decreased $0.13, from $0.15 to $0.02 during the three months ended January 31, 2000. Net loss decreased $1,224,706, from $2,275,272 to $1,050,566 and basic and diluted net loss per common share outstanding decreased $0.17, from $0.31 to $0.14 during the nine months ended January 31, 2000.

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

                                RICH COAST INC.
                     Consolidated Statements of Operations
                  Nine Months Ended January 31, 2001 and 2000
                                 (Unaudited)


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

     As a result of the foregoing, penalties and interest of $1,214,350 became due on November 1, 2000 and are charged to interest expense during the quarter ended October 31, 2000. Penalties of 2% per month on the outstanding principal balance will continue to accrue and penalty interest on the debentures will remain at 20% until such time as the shares underlying the possible conversion are registered and interest and penalties of $178,804 were charged to interest expense during the quarter ended January 31, 2001. On December 15, 2000, Trans National Holding Ltd. purchased rights to the debenture. In order to facilitate the sale to Trans National Holding Ltd., the Company agreed to issue warrants to the sellers of the debentures to purchase 150,000 shares of its common stock, exercisable at $0.50 per share for five years. The Company did not record expense related to these warrants as the exercise price equaled or exceeded the fair value of the warrants at the date of issuance. On January 19, 2001, the purchaser converted $1,000,000 principal into Rich Coast common shares at a 25% discounted price of $0.04688 per share for a total purchase of 21,331,058 shares.

6.   8.5% CONVERTIBLE NOTES

     On January 22, 2001, the Company received $100,000 and on February 9, 2001 the Company received $75,000 in exchange for 8.5% convertible notes. These notes are due and convertible on January 22, 2003 and February 9, 2003, respectively, and are convertible to shares of common stock exercisable at $0.0625 per share (the quoted market price of the common stock at the date of issuance).

                                RICH COAST INC.
                     Consolidated Statements of Operations
                  Nine Months Ended January 31, 2001 and 2000
                                 (Unaudited)

7.   SHARE ISSUANCE

     During the quarter ended January 31, 2001, the Company issued 21,331,058 shares of common stock to the holders of the Company's 8% convertible debentures. The shares were issued upon the debenture holders election to convert $1,000,000 of principal to common stock.

     The shares were valued at $0.04688, which was 75% of the five day average closing bid price for the five trading days immediately preceding the conversion date of January 19, 2001. (The beneficial conversion feature had been recognized and accounted for at the date the debentures were originally issued.)

     On September 25, 2000, the Company issued warrants to purchase 100,000 shares of the Company's common stock at $0.20 per share and warrants to purchase an additional 585,000 shares at $0.50 per share to the holder of the Company's 10% senior secured note. These warrants were issued in connection with the September 2000 modification agreement to the senior secured note and were in lieu of late payments of principal and interest prior to the modification. The Company did not record expense related to these warrants as the exercise price equaled or exceeded the fair value of the warrants at the date of issuance.

Item 2.    Management's Discussion and Analysis

     The following information should be read in conjunction with the unaudited consolidated financial statements included herein which are prepared in accordance with generally accepted accounting principles for interim financial information.

     Rich Coast's focus on implementing successful cattle slaughterhouse waste stream clean up and waste recovery systems continues. The Company's first production installation was completed in December 2000 and trial runs have produced savings in excess of estimates incorporated in the Company's first contract which is for five years with a large cattle slaughterhouse company. Full scale production operation will commence in February 2001 and are expected to provide earnings to Rich Coast from the sale of recovered fats and bone meal plus a share of the savings in waste discharge penalties. Net earnings averaging $60,000 per month are anticipated. Contracts for two additional customer sites are being negotiated.

     Rich Coast has also received a contract from a pulp-paper facility at which successful demonstrations have been made. Environmental issues that have delayed contract development are now resolved. The production system is now being fabricated with installation expected to be completed in June 2001.

     The sale of Rich Coast's Ford Road facility closed on August 11, 2000. On the date of closing, Rich Coast's headquarters and all of its operations were transferred to its nineteen-acre terminal location at 6011 Wyoming Avenue, Dearborn, Michigan 48126.

     The Company's major costs during the quarter ended January 31, 2001 were made at its off-site slaughterhouse location and amounted to approximately $130,000. Further modifications are anticipated to optimize operations; however, trial runs have indicated that these modifications will be minor in cost.

     On September 25, 2000, the Company issued warrants to purchase 100,000 shares of the Company's common stock at $0.20 per share and warrants to purchase an additional 585,000 shares at $0.50 per share to the holder of the Company's 10% senior secured note. These warrants were issued in connection with the September 2000 modification agreement to the senior secured note and were in lieu of late payments of principal and interest prior to the modification.

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

     On December 15, 2000 the 8% Debentures were sold to an investor who expressed a willingness to not declare the Company in default. In order to facilitate the sale, the Company agreed to issue warrants to the sellers of the debentures to purchase 150,000 shares of its common stock, exercisable at $0.50 per share for five years. The debt evidenced by the 8% Debentures has rapidly increased in conversion value due to accrued interest and penalties. After conversion of $1,000,000 principal to common stock on January 19, 2001, the outstanding principal is $275,500, plus penalties and interest through January 31, 2001 of $1,662,490, for total conversion value of $1,937,990. The Company and the new holder of the 8% Debentures negotiated an Amendment to the Debentures in December 2000. Under the Amendment the new holder waived the right to declare the Company in default under the 8% Debentures until December 31, 2001. The Amendment also removed the 4.9% limit on the number of shares the Debenture holder can own, thereby allowing the Debenture holder to convert into and hold a controlling interest in the Company.

Results of Operation
--------------------

     Sales increased $204,718, or 9.8%, from $2,095,694 during the nine months ended January 31, 2000 to $2,300,412 during the nine months ended January 31, 2001. This increase is a result of retaining the Company's existing customer base in conjunction with adding new business through the efforts of two sales people hired in late 1999.

     Cost of sales increased $114,643, or 12.1%, from $944,309 during the nine months ended January 31, 2000 to $1,058,952 during the nine months ended January 31, 2001. This increase is partly due to the increase in sales. Furthermore, cost of sales as a percentage of sales increased 2%, from 45.1% during the nine months ended January 31, 2000 to 46% during the nine months ended January 31, 2001. This increase is primarily due to costs associated with off-site operations.

     General and administrative expenses increased $222,536, or 14.5%, from $1,535,678 during the nine months ended January 31, 2000 to $1,758,214 during the nine months ended January 31, 2001. This increase is primarily due to higher payroll and payroll related expenses.

     Sales and marketing expenses decreased $7,665, or 5.4%, from $141,040 during the nine months ended January 31, 2000 to $133,375 during the nine months ended January 31, 2001. This decrease is partly due to lower consulting expenses.

     During the nine months ended January 31, 2000, the Company recorded $169,739 of impairment of property related to the expected sale of the Ford Road Facility.

     During the nine months ended January 31, 2001, the Company recorded $49,096 of loss on disposal of property and equipment. This relates to losses on the completed sale of the Ford Road Facility of approximately $75,000 offset by gains of approximately $26,000 on the sale of equipment.

     During the nine months ended January 31, 2000, the Company incurred $150,000 of lawsuit settlement expense involving Comer Holdings, Ltd. and Mobil Oil Corporation.

     Interest expense increased $1,634,978, or 795.6%, from $205,494 during the nine months ended January 31, 2000 to $1,840,472 during the nine months ended January 31, 2001. The increase was primarily due to default interest and penalties in the amount of $1,214,350 accruing on the 8% Debentures during the quarter ended October 31, 2000 with an additional $178,804 accruing during the quarter ended January 31, 2001.

     Net loss increased $1,489,131, or 141.7%, from $1,050,566 during the nine months ended January 31, 2000 to $2,539,697 during the nine months ended January 31, 2001. Net loss per common share increased $0.07, or 50%, from $0.14 per share during the nine months ended January 31, 2000 to $0.21 per share during the nine months ended January 31, 2001. Net loss per common share was impacted by an increase in the weighted average number of common shares of 4,828,589.

Liquidity and Capital Resources
-------------------------------

     The Company's financial statements for the nine months ended January 31, 2001 have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. For the nine months ended January 31, 2001, the Company reported a net loss of $2,539,697 and has a stockholders' deficit of $3,119,140. At January 31, 2001, a significant portion of the Company's debt is currently due and the Company has a working capital deficit of $5,210,196. The Company has also experienced difficulty and uncertainty in meeting its liquidity needs. The Independent Auditors' Report on the Company's financial statements as of and for the year ended April 30, 2000 included a "going concern" explanatory paragraph which means that the Auditors expressed substantial doubt about the Company's ability to continue as a going concern. Management's plans to address these concerns include:

     (a)   Financing negotiations

     Through January 31, 2001, $825,000 ($225,000 during the nine months ended January 31, 2001) of equity financing has been provided in exchange for the issuance of 4,125,000 shares of common stock (1,125,000 shares during the nine months ended January 31, 2001). In addition, $100,000 of long-term debt financing has been provided in exchange for a 8.5% convertible note during the quarter ended January 31, 2001. The Company also received $75,000 in exchange for an 8.5% convertible note on February 9, 2001.

     (b)   Other plans

     In September 2000, the Company renegotiated payment terms on the senior secured note for monthly interest plus $5,000 principal payments to be made until May 10, 2001, then equal monthly installments of principal and interest from May 10, 2001 until repayment of all principal. In December 2000 the 8% Debentures were sold and the Company negotiated an Amendment with the new holders which provides that the Company cannot be declared in default until 2002. Management is also evaluating the potential sale of other Company assets, including the Company's pipeline.

     The financial statements do not include any adjustments relating to the recoverability and classification of assets or the amounts and classification of liabilities that might be necessary should the Company be unsuccessful in implementing these plans, or otherwise unable to continue as a going concern.

     Prospects for Rich Coast's fiscal year beginning May 1, 2001 are significantly better than at any previous time in the Company's history because of its emphasis on more profitable off-site installations of proprietary Rich Coast systems, its existing and potential contracts for customer site installation and reduced overhead resulting from the sale of its Ford Road facility.

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

     Improvements already implemented at the Wyoming Avenue terminal include new and more efficient dumping pits, which increase capacity. By the spring of 2001, these pits will be housed in a pre-fabricated steel structure, approximately 18,000 square feet in size, designed to accommodate supplemental pit waste processing equipment which will reduce costs and further increase capacity. However, additional equity financing will be required to take advantage of the

Company's proprietary systems. The Company has negotiated and received $75,000 of additional long-term debt financing in February 2001.

     During the nine months ended January 31, 2001, net cash used in operating activities was approximately $111,000. Net cash used in operating activities during the nine months ended January 31, 2000 was approximately $424,000. Net cash used in operating activities during the nine months ended January 31, 2001 includes the net loss for the nine months of approximately $2,540,000 reduced by non-cash expenses and a net change in operating assets and liabilities of approximately $2,429,000. Net cash used in operating activities during the nine months ended January 31, 2000 includes the net loss for the nine months of approximately $1,051,000 reduced by non-cash expenses and net changes in operating assets and liabilities of approximately $627,000.

     Cash flows used in investing activities was approximately $36,000 during the nine months ended January 31, 2001 compared to $25,000 during the nine months ended January 31, 2000. During the nine months ended January 31, 2001, the Company spent $288,135 on capital expenditures. There were no outstanding commitments for capital expenditures at January 31, 2001.

     Cash flows provided by financing activities was approximately $129,000 during the nine months ended January 31, 2001 compared to cash flows provided by financing activities of $524,000 during the nine months ended January 31, 2000. During the nine months ended January 31, 2001, the Company accumulated approximately $9,000 of bank overdraft, sold 1,125,000 shares of common stock for $225,000, received $100,000 in proceeds from a convertible note and repaid approximately $206,000 of long-term debt. During the nine months ended January 31, 2000, the Company relieved approximately $6,000 of bank overdraft, sold 3,000,000 shares of common stock for $600,000 and repaid $70,000 of long-term debt.

Changes in Financial Condition
------------------------------

     Rich Coast obtained $225,000 of equity financing during the nine months ended January 31, 2001 through the sale of 1,125,000 shares of common stock at $0.20 per share. In addition, Rich Coast obtained $100,000 of long-term debt financing during the quarter ended January 31, 2001. Net losses for the nine months ended January 31, 2001 totaled $2,539,697. The Company expects to continue increasing its revenues in future quarters as traditional business continues to improve and revenues are realized from anticipated contracts from the installation of waste treatment systems at customer sites.

     The Company expects conversion of the outstanding balance (at January 31, 2001, $275,500 principal plus $1,662,490 accrued interest) of the 8% Debentures into common shares at a 25% discount to the market in the future with a resultant substantial dilution of shareholders.

                          PART II.  OTHER INFORMATION

Item 2(c). Equity Securities Sold During the Quarter

     Rich Coast, Inc. issued 21,331,058 shares of common stock to the holders of the 8% convertible debentures on January 19, 2001 in connection with the conversion of $1,000,000 principal. No commissions were paid on the transaction. The shares were issued in reliance on Section 4(2) of the Securities Act of 1933.

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

Item  6.   Exhibits

(a)  Exhibit 3.1   Articles of Incorporation. (1)

     Exhibit 3.2   Bylaws. (1)

     Exhibit 4.1   Amendment to Debentures.  (2)

     ----------------
     (1) Incorporated by reference from Registration Statement on Form S-3 and as amended on Form SB-2, File No. 333-63289.
     (2) Incorporated by reference from Registration Statement on Form S-3 and as amended on Form SB-2, File No. 333-63289, Exhibit 10.10.


(b)  No reports on Form 8-K were filed during the quarter ended 01/31/2001.

                                   SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                    RICH COAST INC.

Date:  March 22, 2001               By: /s/ James P. Fagan
                                        -------------------
                                        James P. Fagan, President and Chief
                                        Executive Officer


Date:  March 22, 2001               By: /s/ Michael M. Grujicich
                                        -------------------------
                                        Michael M. Grujicich, Chief Financial
                                        and Accounting Officer